Form 10-Q
period 1996-09-29
AETNA INDUSTRIES INC
filed 1996-12-06
CIK 1022657

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934 For the quarterly period ended September 29, 1996.

                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----
EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File No. 333-11801



                             AETNA INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                   38-200-7550
--------------------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)



24331 Sherwood Avenue, P.O. Box 3067, Centerline, Michigan       48015-0067
--------------------------------------------------------------------------------
      (Address of principal executive officer)                   (Zip Code)


Registrant's telephone number, including area code             (810) 759-2200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed, by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                   Yes      No  X
                                       ---     ---

                       TABLE OF ADDITIONAL REGISTRANTS


                                                             I.R.S. EMPLOYEE
EXACT NAME OF REGISTRANT AS SPECIFIED    JURISDICTION OF     IDENTIFICATION
IN ITS CHARTER                           INCORPORATION           NUMBER

M.S. Acquisition Corp.                    Delaware             13-3379803
Aetna Holdings, Inc.                      Delaware             38-3306448
Aetna Export Sales Corp.                  United States        66-0441945
                                          Virgin Islands

The principal executive offices and telephone number of each co-registrant is as specified on the cover page.

                                     INDEX


PART I            FINANCIAL INFORMATION                               PAGE

Item 1.           FINANCIAL STATEMENTS OF AETNA INDUSTRIES, INC.

                  Condensed Consolidated Balance Sheets -                4
                  December 31, 1995 and
                  September 29, 1996

                  Consolidated Statements of Income                      5
                  Three and nine months ended
                  October 1, 1995 and September 29, 1996

                  Consolidated Statements of Cash Flows -                6
                  Nine months ended October 1, 1995
                  and September 29, 1996

                  Notes to Consolidated Financial Statements             7

                  FINANCIAL STATEMENTS OF MS ACQUISITION CORP.

                  Condensed Consolidated Balance Sheets -                9
                  December 31, 1995 and
                  September 29, 1996

                  Consolidated Statements of Income                     10
                  Three and nine months ended
                  October 1, 1995 and September 29, 1996

                  Consolidated Statements of Cash Flows -               11
                  Nine months ended October 1, 1995
                  and September 29, 1996

                  Notes to Consolidated Financial Statements            12

Item 2.           Management's Discussion and Analysis of               19
                  Financial Condition and Results of Operations

PART II           OTHER INFORMATION AND SIGNATURE                      22-24

EXHIBIT INDEX                                                           25

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                          DECEMBER 31, 1995       SEPTEMBER 29, 1996
                                                                           (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash                                                     $      291               $        17
    Accounts receivable (less allowance for doubtful
      accounts of $240 and $277, respectively)                   28,522                    40,004
    Inventories, including tooling                               11,317                    10,525
    Other current assets                                          1,020                       723
                                                             ----------               -----------
Total current assets                                             41,150                    51,269
                                                             ----------               -----------
Property, plant and equipment, net                               48,873                    47,987
Deferred costs and other assets                                   1,644                     5,848
Cost in excess of net assets acquired                            26,575                    25,975
                                                             ----------               -----------

                                                             $  118,242               $   131,079
                                                             ==========               ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable                                         $   31,566               $    26,768
    Accrued expenses                                             10,109                     9,065
    Current portion of long-term debt                             2,500                     3,744
                                                             ----------               -----------
Total current liabilities                                        44,175                    39,577
                                                             ----------               -----------
Long-term debt, less current portion                             15,799                    85,000
Subordinated debt                                                41,942
Deferred income taxes                                             8,924                     8,526
Stockholder's equity
    Common stock - $.01 par value; 1,000 issued
     and outstanding
    Contributed capital                                           9,024                     9,024
    Retained earnings (accumulated deficit)                      (1,622)                  (11,048)
                                                             ----------               -----------
                                                                  7,402                    (2,024)
                                                             ----------               -----------

                                                             $  118,242               $   131,079
                                                             ==========               ===========


     See accompanying notes to unaudited condensed consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   OCTOBER 1,   SEPTEMBER 29,     OCTOBER 1,     SEPTEMBER 29,
                                                     1995           1996            1995             1996
                                                                          (UNAUDITED)
Net sales                                         $  39,378      $ 48,861        $ 158,489       $ 163,805
Cost of sales                                        38,142        42,886          138,463         141,358
Selling, general and administrative expenses          2,999         4,050            9,834          11,421
                                                  ---------      --------        ---------       ---------
Operating income (loss)                              (1,763)        1,925           10,192          11,026
                                                  ---------      --------        ---------       ---------
Interest expense, net                                 2,129         2,269            6,375           6,401
                                                  ---------      --------        ---------       ---------
Income (loss) before income taxes                    (3,892)         (344)           3,817           4,625
                                                  ---------      --------        ---------       ---------
Income tax provision (benefit)                       (1,136)         (346)           1,107           1,816
                                                  ---------      --------        ---------       ---------
Income (loss) before extraordinary item              (2,756)            2            2,710           2,809
                                                  ---------      --------        ---------       ---------
Extraordinary item (net of income
 taxes of  $594)                                                    1,153                            1,153
                                                  ----------     --------        ---------       ---------

Net income (loss)                                 $  (2,756)     $ (1,151)       $   2,710       $   1,656
                                                  =========      ========        =========       =========





     See accompanying notes to unaudited condensed consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                     NINE MONTHS ENDED
                                                                 OCTOBER 1,     SEPTEMBER 29,
                                                                    1995             1996
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                    $  2,710        $   1,656
    Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                 4,984            5,374
       Deferred interest                                               898
       Deferred income taxes                                                           (398)
       Changes in other assets and liabilities                      (4,510)          (2,296)
                                                                  --------        ---------
    Net cash provided by operating activities                        4,082            4,336
                                                                  --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment                      (6,688)          (3,552)
    Disposals of property, plant and equipment                                          393
                                                                  --------        ---------
    Net cash used for investing activities                          (6,688)          (3,159)
                                                                  --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of debt                                                   85,000
    Repayment of long-term debt                                     (4,150)         (62,558)
    Net increase (decrease) in line of credit                        6,868           (7,305)
    Dividends paid                                                                  (11,082)
    Debt issue costs                                                                 (5,506)
                                                                  --------        ---------
    Net cash provided by (used for) financing                        2,718           (1,451)
                                                                  --------        ---------

    Net increase (decrease) in cash                                    112             (274)
    Cash - beginning of year                                           163              291
                                                                  --------        ---------

    Cash - end of period                                          $    275        $      17
                                                                  ========        =========





     See accompanying notes to unaudited condensed consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Aetna Industries, Inc. (the Company) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, which include only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995.

1.  THE TRANSACTIONS

    On August 13, 1996, the Company issued $85,000 of 11-7/8% senior notes due 2006 (the Notes) in a private placement. The proceeds of this issuance were used ( i) to repay all of the outstanding indebtedness, accrued interest and prepayment penalties of the Company, (ii) to fund the $11,082 cash component of the Holdings consideration, (iii) to pay approximately $651 to terminate certain outstanding employee options, (iv) to pay fees and expenses of approximately $5,000 in connection with the Transactions,
    (v) to pay approximately $570 of bonuses and accrued compensation to certain directors and officers of the Company, (vi) to pay $250 in accrued management fees and (vii) for general corporate purposes. The prepayment penalty relating to the Company's subordinated debt, which aggregated $1,153 (net of $594 of taxes), has been shown as an extraordinary item in the statement of operations.

    Also, on August 13, 1996, the Company's parent, MS Acquisition Corp. (MS Acquisition) completed a recapitalization. MS Acquisition amended its charter to provide for the reclassification of its capital stock into two new classes of common stock (voting and non-voting) (together, New Common) and a new class of preferred stock (New Preferred). Existing MS Acquisition stockholders exchanged their existing MS Acquisition shares, pro rata, for New Preferred and New Common. Citicorp Venture Capital, Ltd. and related parties purchased shares of New Common and New Preferred for $10,000 in cash from the existing MS Acquisition stockholders. MS Acquisition formed Aetna Holdings, Inc. (Aetna Holdings) and contributed to Aetna Holdings all of the capital stock of the Company. Aetna Holdings then purchased from existing stockholders approximately 61% of their existing MS Acquisition stock in exchange for (i) $11,082 in cash and (ii) $8,731 in principal amount of 11.0% junior subordinated debentures of Aetna Holdings due in 2007. The former stockholders retained (i) $2.36 million in stated value of New Preferred and (ii) shares of New Common representing 20.6% of the New Common on a fully diluted basis.

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

2.  THE TRANSACTIONS (CONTINUED)

    On September 11, 1996, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (SEC) in order to effect the exchange of the Company's Notes for new Notes, with substantially the same terms as the Notes except with respect to certain transfer restrictions and registration rights relating to the Notes.

3.  SUBSEQUENT EVENT

    On November 8, 1996, the Company's Registration Statement on Form S-4 was declared effective by the SEC.

4.  INVENTORIES

    Inventories are comprised of the following:

                                                    DECEMBER 31,       SEPTEMBER 29,
                                                        1995                1996
    Inventories valued at LIFO
    Raw materials                                   $   2,034            $   1,253
    Work in progress                                    2,989                4,720
    Finished goods                                      2,273                2,155
                                                    ---------            ---------
                                                        7,296                8,128
    LIFO reserve                                         (240)                (240)
                                                    ---------            ---------

    Inventories valued at FIFO                          7,056                7,888
                                                    ---------            ---------
    Tooling                                             2,658                  733
    Purchased parts and expenses                        1,603                1,904
                                                    ---------            ---------

    Total inventories and tooling                   $  11,317            $  10,525
                                                    =========            =========

5.  STOCKHOLDER'S EQUITY

                                                                    RETAINED
                                                                    EARNINGS                TOTAL
                                                  CONTRIBUTED     (ACCUMULATED          STOCKHOLDER'S
                                                    CAPITAL         DEFICIT)               EQUITY
    Balance at December 31, 1995                   $ 9,024          $  (1,622)           $  7,402
    Net income                                                          1,656               1,656
    Dividends paid                                                    (11,082)            (11,082)
                                                   -------          ---------            --------

    Balance at September 29, 1996                  $ 9,024          $ (11,048)           $ (2,024)
                                                   =======          =========            ========

                              MS ACQUISITION CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31, 1995    SEPTEMBER 29, 1996
                                                                          (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash                                                       $     291             $        17
    Accounts receivable (less allowance for doubtful
      accounts of $240 and $277, respectively)                    28,522                  40,004
    Inventories, including tooling                                11,317                  10,525
    Other current assets                                           1,020                     723
                                                               ---------             -----------
Total current assets                                              41,150                  51,269
                                                               ---------             -----------
Property, plant and equipment, net                                48,873                  47,987
Deferred costs and other assets                                    1,644                   5,848
Cost in excess of net assets acquired                             26,575                  25,975
                                                               ---------             -----------

                                                               $ 118,242             $   131,079
                                                               =========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                           $  31,566             $    26,768
    Accrued expenses                                              10,109                   9,648
    Current portion of long-term debt                              2,500                   3,744
                                                               ---------             -----------
Total current liabilities                                         44,175                  40,160
                                                               ---------             -----------
Long-term debt, less current portion                              15,799                  85,000
Subordinated debt                                                 41,942
Junior subordinated debentures                                                             8,731
Deferred income taxes                                              8,924                   8,526
Commitments and contingencies
Redeemable preferred stock
    Series A - $.01 par value; 80,168 and
     293,123 shares authorized, issued and outstanding                 1                  11,497
    Series B - $.01 par value; 250,000 and 2,000,000
    shares authorized; 68,341 issued and
    outstanding at December 31, 1995
    Additional paid-in capital                                     2,407
Stockholders' Equity
    Class A, common stock - $.01 par value, 1,040,000
     and 5,000,000 shares authorized, 525,000 and
     900,000 shares issued and outstanding                             5                   1,278
    Class B, common stock - $.01 par value, 1,040,000 and
    5,000,000 shares authorized, 400,000  and 516,590
    shares issued and outstanding                                      4
    Additional paid-in capital                                    14,991                  14,991
    Accumulated deficit                                           (2,730)                (31,828)
    Fair market value in excess of historical cost of net
      assets acquired from entities partially under common
      control                                                     (7,276)                 (7,276)
                                                               ---------             -----------
                                                                   4,994                 (22,835)
                                                               ---------             -----------

                                                               $ 118,242             $   131,079
                                                               =========             ===========

     See accompanying notes to unaudited condensed consolidated financial statements.

                              MS ACQUISITION CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  OCTOBER 1,    SEPTEMBER 29,     OCTOBER 1,     SEPTEMBER 29,
                                                     1995           1996            1995            1996
                                                                          (UNAUDITED)
Net sales                                         $  39,378      $ 48,861        $ 158,489       $ 163,805
Cost of sales                                        38,142        42,886          138,463         141,358
Selling, general and administrative expenses          2,999         4,050            9,834          11,421
                                                  ---------      --------        ---------       ---------
Operating income (loss)                              (1,763)        1,925           10,192          11,026
                                                  ---------      --------        ---------       ---------
Interest expense, net                                 2,129         2,400            6,375           6,532
                                                  ---------      --------        ---------       ---------
Income (loss) before income taxes                    (3,892)         (475)           3,817           4,494
                                                  ---------      --------        ---------       ---------
Income tax provision (benefit)                       (1,136)         (393)           1,107           1,770
                                                  ---------      --------        ---------       ---------
Income (loss) before extraordinary item              (2,756)          (82)           2,710           2,724
                                                  ---------      --------        ---------       ---------
Extraordinary item (net of income taxes
 of  $594)                                                          1,153                            1,153
                                                  ---------      --------        ---------       ---------

Net income (loss)                                 $  (2,756)     $ (1,235)       $   2,710       $   1,571
                                                  =========      ========        =========       =========





     See accompanying notes to unaudited condensed consolidated financial statements.

                              MS ACQUISITION CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   NINE MONTHS ENDED
                                                              OCTOBER 1,     SEPTEMBER 29,
                                                                 1995             1996
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                 $  2,710         $  1,571
    Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                              4,984            5,374
       Deferred interest                                            898
       Deferred income taxes                                                        (398)
       Changes in other assets and liabilities                   (4,510)          (2,211)
                                                               --------         --------
    Net cash provided by operating activities                     4,082            4,336
                                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment                   (6,688)          (3,552)
    Disposals of property, plant and equipment                                       393
                                                               --------         --------
    Net cash used for investing activities                       (6,688)          (3,159)
                                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of debt                                                85,000
    Repayment of long-term debt                                  (4,150)         (62,558)
    Net increase (decrease) in line of credit                     6,868           (7,305)
    Dividends paid                                                               (21,082)
    Equity contributions                                                          10,000
    Debt issue costs                                                              (5,506)
                                                               --------         --------
    Net cash provided by (used for) financing                     2,718           (1,451)
                                                               --------         --------

    Net increase (decrease) in cash                                 112             (274)
    Cash - beginning of year                                        163              291
                                                               --------         --------

    Cash - end of period                                       $    275         $     17
                                                               ========         ========





     See accompanying notes to unaudited condensed consolidated financial statements.

                              MS ACQUISITION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

    MS Acquisition Corp. (MS Acquisition or the Company) was formed primarily for the purpose of purchasing Aetna Industries, Inc. (Aetna). It does not have any significant assets or liabilities, other than preferred stock, junior subordinated debentures and accruals resulting from the transactions described in Note 2.

    The accompanying unaudited condensed consolidated financial statements of MS Acquisition have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, which include only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with MS Acquisition's consolidated financial statements and notes thereto for the year ended December 31, 1995.

1.  THE TRANSACTIONS

    On August 13, 1996, Aetna issued $85,000 of 11-7/8% Senior Notes due 2006 (the Notes) in a private placement. The proceeds of this issuance were used ( i) to repay all of the outstanding indebtedness, accrued interest and prepayment penalties of Aetna, (ii) to fund the $11,082 cash component of the Holdings consideration, (iii) to pay approximately $651 to terminate certain outstanding employee options, (iv) to pay fees and expenses of approximately $5,000 in connection with the Transactions, (v) to pay approximately $570 of bonuses and accrued compensation to certain directors and officers of Aetna, (vi) to pay $250 in accrued management fees and
    (vii) for general corporate purposes. The prepayment penalty relating to Aetna's subordinated debt, which aggregated $1,153 (net of $594 of taxes), has been shown as an extraordinary item in the statement of operations.

    Also, on August 13, 1996, the Company completed a recapitalization. MS Acquisition amended its charter to provide for the reclassification of its capital stock into two new classes of common stock (voting and non-voting) (together, New Common) and a new class of preferred stock (New Preferred). Existing MS Acquisition stockholders exchanged their existing MS Acquisition shares, pro rata, for New Preferred and New Common. Citicorp Venture Capital, Ltd. and related parties purchased shares of New Common and New Preferred for $10,000 in cash from the existing MS Acquisition stockholders. MS Acquisition formed Aetna Holdings, Inc. (Aetna Holdings) and contributed to Aetna Holdings all of the capital stock of the Company. Aetna Holdings then purchased from existing stockholders approximately 61% of their existing MS Acquisition stock in exchange for (i) $11,082 in cash and (ii) $8,731 in principal amount of 11.0% junior subordinated debentures of Aetna Holdings due in 2007.

                              MS ACQUISITION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



1.  THE TRANSACTIONS (CONTINUED)

    The former stockholders retained ( i) $2.36 million in stated value of new Preferred and (ii) shares of New Common representing 20.6% of the New Common on a fully diluted basis.

    On September 11, 1996, Aetna filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (SEC) in order to effect the exchange of Aetna's Notes for New Notes, with substantially the same terms as the Notes except with respect to certain transfer restrictions and registration rights relating to the Notes.

3.  SUBSEQUENT EVENT

    On November 8, 1996, Aetna's Registration Statement on Form S-4 was declared effective by the SEC.

4.  INVENTORIES

    Inventories are comprised of the following:

                                               DECEMBER 31,       SEPTEMBER 29,
                                                   1995                1996
    Inventories valued at LIFO
    Raw materials                               $   2,034           $   1,253
    Work in progress                                2,989               4,720
    Finished goods                                  2,273               2,155
                                                ---------           ---------
                                                    7,296               8,128
    LIFO reserve                                     (240)               (240)
                                                ---------           ---------

    Inventories valued at FIFO                      7,056               7,888
                                                ---------           ---------

    Tooling                                         2,658                 733
    Purchased parts and expenses                    1,603               1,904
                                                ---------           ---------

    Total inventories and tooling               $  11,317           $  10,525
                                                =========           =========

                              MS ACQUISITION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

5.  STOCKHOLDERS' EQUITY

                                                                                       FAIR MARKET
                                                                                        VALUE IN
                                                                           RETAINED      EXCESS OF
                                     CLASS A     CLASS B   ADDITIONAL      EARNINGS     HISTORICAL       TOTAL
                                     COMMON      COMMON     PAID IN      (ACCUMULATED    COST OF      STOCKHOLDERS'
                                      STOCK       STOCK     CAPITAL        DEFICIT)     NET ASSETS       EQUITY
    Balance at December 31, 1995     $     5     $   4      $ 14,991     $  (2,730)     $ (7,276)     $   4,994
    Net income                                                               1,571                        1,571
    Dividends                                                              (21,082)                     (21,082)
    Capital contribution               1,000                                                              1,000
    Issuance of junior subordinated
     debentures and promises to pay                                         (9,229)                      (9,229)
    Exercise of stock options and
     exchange of old common
     stock to new common                 273        (4)                       (358)                         (89)
                                     -------     -----      --------     ---------      --------      ---------

    Balance at September 29, 1996    $ 1,278     $ -        $ 14,991     $ (31,828)     $ (7,276)     $ (22,835)
                                     =======     =====      ========     =========      ========      =========

                              MS ACQUISITION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


6.  CONSOLIDATING FINANCIAL INFORMATION

                                                               SEPTEMBER 29, 1996
                                                                       MS
                                          AETNA      HOLDINGS      ACQUISITION      ELIMINATIONS      TOTAL
ASSETS
CURRENT ASSETS:
    Cash                                $       17    $   -        $     -             $  -         $      17
    Accounts receivable                     40,004                                                     40,004
    Inventories, including tooling          10,525                                                     10,525
    Other current assets                       723                                                        723
                                        ----------    ---------    -----------         --------     ---------
Total current assets                        51,269                                                     51,269
                                        ----------    ---------    -----------         --------     ---------
Property, plant and equipment, net          47,987                                                     47,987
Deferred costs and other assets              5,848                                                      5,848
Cost in excess of net assets acquired       25,975                                                     25,975
                                        ----------    ---------    -----------         --------     ---------

                                        $  131,079    $    -       $      -            $   -        $ 131,079
                                        ==========    =========    ===========         ========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                    $   26,768    $     -      $      -            $   -        $  26,768
    Accrued expenses                         9,065          583                                         9,648
    Current portion of long-term debt        3,744                                                      3,744
                                        ----------    ---------    -----------         --------     ---------
Total current liabilities                   39,577          583                                        40,160
                                        ----------    ---------    -----------         --------     ---------
Long-term debt, less current portion        85,000                                                     85,000
Junior subordinated debentures                            8,731                                         8,731
Preferred stock                                                         11,497                         11,497
Deferred income taxes                        8,526                                                      8,526
Stockholders' equity
    Common stock                                          1,000          1,278           (1,000)        1,278
    Additional paid-in capital                                          14,991                         14,991
    Contributed capital                      9,024       (1,000)                         (8,024)
    Retained earnings (accumulated
     deficit)                              (11,048)      (9,314)       (11,466)                       (31,828)
    Fair market value in excess of
     historical cost of net assets
     acquired from entities partially
     under common control                                               (7,276)                        (7,276)
                                        ----------    ---------    -----------         --------     ---------

                                        $  131,079    $   -        $     9,024         $ (9,024)    $ 131,079
                                        ==========    =========    ===========         ========     =========

                              MS ACQUISITION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

6.  CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                 NINE MONTHS ENDED OCTOBER 1, 1995
                                                              MS
                                                AETNA    ACQUISITION  ELIMINATIONS      TOTAL

Net sales                                    $ 158,489     $   188     $  (188)       $ 158,489
Cost of sales                                  138,463                                  138,463
Selling, general and administrative
 expenses                                        9,834                                    9,834
                                             ---------     -------     -------        ---------
Operating income (loss)                         10,192         188        (188)          10,192
                                             ---------     -------     -------        ---------
Interest expense, net                            6,375                                    6,375
Income (loss) before income taxes                3,817         188        (188)           3,817
Income tax provision (benefit)                   1,107         (55)         55            1,107
                                             ---------     -------     -------        ---------

Net income (loss)                            $   2,710     $   133     $  (133)       $   2,710
                                             =========     =======     =======        =========


                                                     NINE MONTHS ENDED SEPTEMBER 29, 1996
                                                                       MS
                                          AETNA      HOLDINGS      ACQUISITION      ELIMINATIONS     TOTAL

Net sales                              $  163,805    $   -           $  125           $ (125)      $163,805
Cost of sales                             141,358                                                   141,358
Selling, general and administrative
 expenses                                  11,421                                                    11,421
                                       ----------    --------        ------           ------       --------
Operating income (loss)                    11,026                       125             (125)        11,026
                                       ----------    --------        ------           ------       --------
Interest expense, net                       6,401         131                                         6,532
                                       ----------    --------        ------           ------       --------
Income before income taxes                  4,625        (131)          125             (125)         4,494
                                       ----------    --------        ------           ------       --------
Income tax provision (benefit)              1,816         (46)           54              (54)         1,770
                                       ----------    --------        ------           ------       --------
Income (loss) before extraordinary
 item                                       2,809         (85)           71              (71)         2,724
                                       ----------    --------         -----           ------       --------
Extraordinary item (net of income
 taxes of $594)                             1,153                                                     1,153
                                       ----------    --------         -----           ------       --------

Net income (loss)                      $    1,656    $    (85)        $  71           $  (71)      $  1,571
                                       ==========    ========         =====           ======       ========

                              MS ACQUISITION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

6.  CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                          NINE MONTHS ENDED OCTOBER 1, 1995
                                                                     MS
                                                      AETNA      ACQUISITION     ELIMINATIONS        TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                      $   2,710     $  133          $ (133)          $  2,710
    Adjustments to reconcile net income to
     net cash provided by operating activities
       Depreciation and amortization                    4,984                                         4,984
       Deferred interest                                  898                                           898
       Changes in other assets and liabilities         (4,510)                                       (4,510)
                                                    ---------     ------          ------           --------
    Net cash provided by (used for) operating
     activities                                         4,082        133            (133)             4,082
                                                    ---------     ------          ------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment         (6,688)                                       (6,688)
                                                    ---------     ------          ------           --------
    Net cash used for investing activities             (6,688)                                       (6,688)
                                                    ---------     ------          ------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of long-term debt                        (4,150)                                       (4,150)
    Net increase in line of credit                      6,868                                         6,868
                                                    ---------     ------          ------           --------
    Net cash provided by financing                      2,718                                         2,718
                                                    ---------     ------          ------           --------

    Net increase (decrease) in cash                       112        133            (133)               112
    Cash - beginning of year                              163                                           163
                                                    ---------     ------          ------           --------

    Cash - end of period                            $     275     $  133          $ (133)          $    275
                                                    =========     ======          ======           ========

                              MS ACQUISITION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

6.  CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                   NINE MONTHS ENDED SEPTEMBER 29, 1996
                                                                        MS
                                            AETNA     HOLDINGS      ACQUISITION     ELIMINATIONS     TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                               $  1,656    $  (85)        $     71         $   (71)     $   1,571
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
     Depreciation and amortization            5,374                                                     5,374
     Deferred income taxes                     (398)                                                     (398)
     Changes in other assets
      and liabilities                        (2,296)       85                                          (2,211)
                                           --------    ------         --------         -------      ---------
  Net cash provided by (used for)
   operating activities                       4,336                         71             (71)         4,336
                                           --------    ------         --------         -------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and
   equipment                                 (3,552)                                                   (3,552)
  Disposals of property, plant and
   equipment                                    393                                                       393
                                           --------    ------         --------         -------      ---------
  Net cash used for investing
   activities                                (3,159)                                                   (3,159)
                                           --------    ------         --------         -------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt             85,000                                                    85,000
  Repayment of long-term debt               (62,558)                                                  (62,558)
  Net increase in line of credit             (7,305)                                                   (7,305)
  Debt issue costs                           (5,506)                                                   (5,506)
  Dividends paid                            (11,082)                   (10,000)                       (21,082)
  Equity contribution                                                   10,000                         10,000
  Net cash used for financing                (1,451)                                                   (1,451)
                                           --------    ------         --------         -------      ---------
  Net increase (decrease) in cash              (274)                        71             (71)          (274)
  Cash - beginning of year                      291                                                       291
                                           --------    ------         --------         -------      ---------

  Cash - end of period                     $     17    $  -           $     71         $   (71)     $      17
                                           ========    ======         ========         =======      =========

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the Company's statement of operations expressed as a percentage of net sales. This table and subsequent discussions should be read in conjunction with the condensed consolidated financial statements and related notes thereto of the Company included elsewhere.

AS A PERCENTAGE OF NET SALES


                                   THREE MONTHS ENDED                         NINE MONTHS ENDED
                           OCTOBER 1, 1995   SEPTEMBER 29, 1996     OCTOBER 1, 1995       SEPTEMBER 29, 1996
Net sales                     100.0%            100.0%                 100.0%                 100.0%

Cost of sales                  96.9              87.8                   87.4                   86.3

Gross profit                    3.1              12.2                   12.6                   13.7

SG&A expense                    7.6               8.2                    6.2                    7.0

Operating profit               (4.5)              4.0                    6.4                    6.7

Interest expense                5.4               4.6                    4.0                    3.9

Income tax provision           (2.9)             (0.7)                   0.7                    1.1
 (benefit)

Income before
 extraordinary item            (7.0)              0.1                    1.7                    1.7

Extraordinary item                                2.3                                           0.7

Net income (loss)              (7.0)%            (2.4)%                  1.7%                   1.0%



THREE MONTHS ENDED SEPTEMBER 29, 1996 COMPARED TO THREE MONTHS ENDED OCTOBER 1, 1995

NET SALES: Net sales for the third quarter of 1996 were $48.9 million, or 24.1% higher than third quarter 1995 sales of $39.4 million. Production sales of $44.3 million in the third quarter 1996 were up $5.7 million from $38.4 million in the third quarter of 1995, while tooling and prototype sales were up $3.8 million for the same period. Production sales were favorably impacted by increased demand for sport utility vehicles (SUV), mini-vans and sales resulting from two new platforms and adversely affected by the planned phase out of a GM van program that concluded in June 1996. Tooling sales and prototype sales primarily reflect prototypes for model year 1999 platform projects.

GROSS PROFIT: Gross profit was $6.0 million, or 12.2% of net sales, for the third quarter of 1996, compared to $1.2 million or 3.1% of net sales, for the third quarter of 1995. Cost reduction programs implemented in the fourth quarter of 1995 resulted in a 10.0% reduction of manufacturing labor and overhead costs as a percent of sales for the third quarter of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses for the third quarter 1996 of $4.1 million, or 8.2% of sales, were up 35.0% from $3.0 million, or 7.6% of sales, for the same period of 1995. SG&A expenses were negatively impacted by $0.6 million of non-recurring costs associated with the issuance of $85.0 million in Senior Notes and other related costs. In addition, engineering costs increased $0.2 million from period to period in preparation of new platform sales awards for model year 1999 jobs.

INTEREST EXPENSE: Interest expense for the third quarter of 1996 was $2.3 million, or 4.6% of net sales, compared to $2.1 million, or 5.4% of net sales, for the same period of 1995. Interest expense remained relatively flat on a period over period basis and was impacted by higher levels of debt outstanding offset by lower average rates.

INCOME TAXES: The income tax benefit for the third quarter of 1996 was $0.3 million with an effective rate of 100%, as compared to a benefit of $1.1 million with an effective tax rate of 29.2% in the same period of the prior year. The effective rates in both periods differed from the statutory rate due to the effects of graduated rates, rate changes on deferred tax balances and non-deductible amortization of cost in excess of assets acquired.

EXTRAORDINARY ITEM: During the quarter ended September 29, 1996, the Company prepaid its subordinated debt. The resulting prepayment penalty has been shown as an extraordinary item.

NINE MONTHS ENDED SEPTEMBER 29, 1996 COMPARED TO NINE MONTHS ENDED OCTOBER 1, 1995:

NET SALES: Net sales for the nine months ended September 29, 1996 were $163.8 million, an increase of 3.3% from net sales of $158.5 million for the same period in 1995. Production sales decreased $2.0 million while tooling sales increased $7.3 million. The decrease in production sales was principally due to the planned successful completion of a factory assist job which ran for 16 months from early 1994 to mid-1995. This factory assist job contributed $16.2 million of net sales for the nine months ended October 1, 1995. Partially offsetting this decrease was an increase of 17% in net sales to Chrysler (excluding factory assist work) for the nine months ended September 29, 1996. Net sales to GM decreased 1.0% as a result of the planned phase out of a van program partially offset by higher sales on two new passenger car platforms.

GROSS PROFIT: Gross profit was $22.4 million, or 13.7% of net sales, for the nine months ended September 29, 1996, compared to $20.0 million or 12.6% of net sales, for the nine months ended October 1, 1995. Cost reduction programs implemented in the fourth quarter of 1995 resulted in a 2.0% reduction of manufacturing labor and overhead costs as a percentage of sales in 1996.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: For the nine months ended September 29, 1996, SG&A expenses were $11.4 million, or 7.0% of sales, up 16.1% from $9.8 million, or 6.2% of sales, for the same period last year. SG&A expenses were negatively impacted by $0.6 million of non-recurring costs associated with the issuance of $85.0 million in Senior Notes and other related costs. Additionally, engineering expenses to support new platform awards increased $0.8 million from 1995 to 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INTEREST EXPENSE: Interest expense for the nine months ended September 29, 1996 was $6.4 million, or 3.7% of net sales, compared to $6.4 million, or 4.0% of net sales, for the nine months ended October 1, 1995. The decrease in interest expense was attributable to lower levels of debt outstanding in 1996 as compared to the same period in the prior year.

INCOME TAXES: The provision for income taxes for the nine months ended September 29, 1996 was $1.8 million with an effective rate of 39.3%, as compared to $1.1 million with an effective tax rate of 29.0% in the same period of the prior year. The increase in the effective rate is due primarily to the effect of graduated rates coupled with non-deductible amortization of cost in excess of assets acquired.

EXTRAORDINARY ITEM: During the quarter ended September 29, 1996, the Company prepaid its subordinated debt. The resulting prepayment penalty has been shown as an extraordinary item.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, to meet required debt payments and to complete planned maintenance and expansion expenditures. At September 29, 1996, the Company had $31.3 million available under its Senior Revolving Credit Facility. The Company currently anticipates that its operating cash flow, together with available borrowings under the Senior Credit Facility, will be sufficient to meet its working capital requirements, capital expenditure requirements, and interest requirements on its debt obligations.

Net cash flow from operations aggregated $4.3 million for the nine months ended September 29, 1996 as compared to $4.1 million for the same period in the prior year. The increase was attributable to a $2.2 million increase in working capital, a $0.4 million increase in depreciation, partially offset by a decrease in net income of $1.1 million, deferred interest of $0.9 million and deferred income taxes of $0.4 million.

Net cash flow from investing activities consists principally of capital expenditures and aggregated $3.2 million for the nine months ended September 29, 1996 as compared to $6.7 million for the same period in the prior year. Major capital projects during 1996 included a land purchase for $1.2 million, the completion of the rear suspension weld assembly line for approximately $0.8 million, automation of the Mini-Van production line for $0.2 million and various other additions and improvements aggregating $0.8 million.

Net cash flows used for financing activities totaled $1.5 million for the nine months ended September 29, 1996 as compared to net cash provided by financing activities of $2.7 million for the same period in 1995. The net use of cash represents principally the net cash outflows for the repayment of long-term debt of $62.6 million and dividends of $11.1 million, partially offset by the proceeds of the issuance of Senior Notes aggregating $85.0 million.

PART II. OTHER INFORMATION
AETNA INDUSTRIES, INC.

There have been no reportable events under Items 1, 2, 3 or 5.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 13, 1996, the sole stockholder of Aetna Industries, Inc., a Michigan corporation, the predecessor to the Company ("Aetna Michigan"), approved by written consent the merger of Aetna Michigan into the Company, including the terms of the merger documents. On August 13, 1996, the sole stockholder of the Company approved by written consent the merger of Aetna Michigan into the Company, including the terms of the merger documents; an increase in the size of the Company's Board of Directors from two to five; and the election of Michael A. Delaney, David Y. Howe and John F. Wurster as directors, to hold office together with Harold Brown and Ueli Spring, who continued as directors. On August 8, 1996 and August 13, 1996, the stockholders of co-registrant MS Acquisition Corp. ("MS Acquisition") approved by written consent the amendment and restatement of MS Acquisition's Certificate of Incorporation, providing, among other things, for the reclassification of the existing capital stock of MS Acquisition into Class A common stock, Class B common stock and Series A preferred stock, along with the execution, delivery and performance of the Recapitalization and Stock Purchase Agreement (Exhibit 10.1), Stock Purchase Agreement (Exhibit 10.2), Stockholders' Agreement (Exhibit 10.9), Registration
Rights Agreement (Exhibit 10.10) and     related actions and documentation.  On
August 13, 1996, the stockholders of MS Acquisition by written consent accepted the resignation as directors of James Bakken, Russell L. Epker, Jerome Singer, Robert Small and Douglas A. Thal, resolved that MS Acquisition's Board of Directors be comprised of five members and elected Harold A. Brown, Michael A. Delaney, David Y. Howe and John F. Wurster as directors, to hold office together with Ueli Spring, who continued as a director. On August 13, 1996, the sole stockholder of co-registrant Aetna Holdings, Inc. ("Aetna Holdings") approved by written consent an increase in the size of Holdings' Board of Directors from two to five and the election of Michael A. Delaney, David Y. Howe and John F. Wurster as directors, to hold office together with Harold Brown and Ueli Spring, who continued as directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


EXHIBIT NO.                                   DESCRIPTION OF EXHIBITS

3.1             Certificate of Incorporation of the Company*
3.2             Amended and Restated Certificate of Incorporation of MS Acquisition Corp.*
3.3             Certificate of Incorporation of Aetna Holdings*
3.4             Certificate of Incorporation of Aetna Export Sales Corp.*
3.5             By-Laws of the Company*
3.6             By-laws of MS Acquisition*
3.7             By-laws of Aetna Holdings*
3.8             By-laws of Aetna Export*
4               Indenture by and among the Company, MS Acquisition, Aetna Holdings, Aetna Export
                and Norwest Bank Minnesota, National Association, as Trustee, dated as of August 1, 1996*
10.1            Recapitalization and Stock Purchase Agreement among Citicorp Venture Capital, Ltd.,
                MS Acquisition and the Stockholders listed therein dated as of August 13, 1996*


EXHIBIT NO.     DESCRIPTION OF EXHIBITS

10.2            Stock Purchase Agreement among MS Acquisition, Aetna Holdings, the Stockholders listed therein and the Optionees dated as of August 13, 1996*
10.3            Credit Agreement among MS Acquisition, the Company and NBD Bank, as Lender and Agent, (the
                "Credit Agreement") dated as of May 2, 1996*
10.4            First Amendment to Credit Agreement dated as of August 13, 1996*
10.5            Security Agreement by the Company in favor of NBD Bank, as Lender and Agent dated as of May 2, 1996*
10.6            Security Agreement by Aetna Export in favor of NBD Bank, as Lender and Agent dated as of May 2, 1996*
10.7            Pledge Agreement and Irrevocable Proxy by the Company in favor of NBD Bank, as Lender and Agent, dated as of May 2, 1996*
10.8            Exchange and Registration Rights Agreement between the Company, MS Acquisition, Aetna Holdings, Aetna
                Export and the Initial Purchasers dated as of August 13, 1996*
10.9            Stockholders' Agreement among MS Acquisition and its Stockholders dated as of August 13, 1996*
10.10           Registration Rights Agreement among MS Acquisition and its stockholders dated as of August 13, 1996*
10.11           Management Agreement by and between MS Acquisition Corp. and the Company dated as of August 13, 1996*
10.12           Form of 11% Junior Subordinated Promissory Notes due 2007 of Aetna Holdings dated August 13, 1996*
10.13           Agreement to Indemnify between the Company and each of R. Epker, R. Small, J. Bakken, D Thal and J. Singer dated as of August 13, 1996*
10.14           Amended and Restated Executive Stock Option Plan of MS Acquisition*
10.15           Form of Stock Option Agreement*
10.16           Form of Employment Agreement among the Company, MS Acquisition and Ueli Spring dated as of August 13, 1996*
10.17           Employment Agreement among the Company, MS Acquisition and Harold Brown dated as of August 13, 1996*
10.18           Employment Agreement among the Company, MS Acquisition and Gary Easterly dated as of August 13, 1996*
10.19           Form of Purchase Order with General Motors Corporation*
10.20           Form of Purchase Order with Chrysler Corporation*
27              Financial Data Schedules

 (b)            No reports on Form 8-K were filed by the registrants during the three months ended September 29, 1996.

________________
* Incorporated by reference from the registrants' Registration Statement on Form S-4 (No. 333-11801)

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                          Aetna Industries, Inc.
                                          MS Acquisition Corp.
                                          Aetna Holdings, Inc.
                                          Aetna Export Sales, Inc.

                                               (Registrants)



Date:  December 5, 1996                   By:
                                              -------------------
                                          Harold A. Brown
                                          Vice President, Finance
                                          (Principal Financial and Accounting
                                          Officer)

                             AETNA INDUSTRIES, INC.

                                 EXHIBIT INDEX


EXHIBIT

3.1            Certificate of Incorporation of the Company*
3.2            Amended and Restated Certificate of Incorporation of MS Acquisition*
3.3            Certificate of Incorporation of Aetna Holdings*
3.4            Certificate of Incorporation of Aetna Export*
3.5            By-laws of the Company*
3.6            By-laws of MS Acquisition*
3.7            By-laws of Aetna Holdings*
3.8            By-laws of Aetna Export*
4              Indenture by and among the Company, MS Acquisition, Aetna Holdings, Aetna Export and
               Norwest Bank Minnesota, National Association, as Trustee, dated as of August 1, 1996*
10.1           Recapitalization and Stock Purchase Agreement among Citicorp Venture Capital, Ltd., MS
               Acquisition and the Stockholders listed therein dated as of August 13, 1996*
10.2           Stock Purchase Agreement among MS Acquisition, Aetna Holdings, the Stockholders listed therein and the Optionees dated as of August 13, 1996*
10.3           Credit Agreement among MS Acquisition, the Company and NBD Bank, as Lender and Agent,
               (the "Credit Agreement") dated as of May 2, 1996*
10.4           First Amendment to Credit Agreement dated as of August 13, 1996*
10.5           Security Agreement by the Company in favor of NBD Bank, as Lender and Agent dated as of May 2, 1996*
10.6           Security Agreement by Aetna Export in favor of NBD Bank, as Lender and Agent dated as of May 2, 1996*
10.7           Pledge Agreement and Irrevocable Proxy by the Company in favor of NBD Bank, as Lender and Agent, dated as of May 2, 1996*
10.8           Exchange and Registration Rights Agreement between the Company, MS Acquisition, Aetna Holdings,
               Aetna Export and the Initial Purchasers dated as of August 13, 1996*
10.9           Stockholders' Agreement among MS Acquisition and its Stockholders dated as of August 13, 1996*
10.10          Registration Rights Agreement among MS Acquisition and its stockholders dated as of August 13, 1996*
10.11          Management Agreement by and between MS Acquisition Corp. and the Company dated as of August 13, 1996*
10.12          Form of 11% Junior Subordinated Promissory Notes due 2007 of Aetna Holdings dated August 13, 1996*
10.13          Agreement to Indemnify between the Company and each of R. Epker, R. Small, J. Bakken, D. Thal and J. Singer dated as of August 13, 1996*
10.14          Amended and Restated Executive Stock Option Plan of MS Acquisition*
10.15          Form of Stock Option Agreement*
10.16          Form of Employment Agreement among the Company, MS Acquisition and Ueli Spring dated as of August 13, 1996*
10.17          Employment Agreement among the Company, MS Acquisition and Harold Brown dated as of August 13, 1996*
10.18          Employment Agreement among the Company, MS Acquisition and Gary Easterly dated as of August 13, 1996*
10.19          Form of Purchase Order with General Motors Corporation*
10.20          Form of Purchase Order with Chrysler Corporation*
27             Financial Data Schedules


________________
* Incorporated by reference from the registrants' Registration Statement on Form S-4 (No. 333-11801)