Form 10-K405
period 1996-12-29
AETNA INDUSTRIES INC
filed 1997-03-31
CIK 1022657

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934 For the fiscal year ended December 29, 1996

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the transition period from                         to
                              -------------------------  ----------------------
Commission File No. 333-11801

                             AETNA INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                         38-200-7550
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization                          Identification No.)

24331 Sherwood Avenue, P.O. Box 3067, Centerline, Michigan       48015-0067
--------------------------------------------------------------------------------
     (Address of principal executive officer)                    (Zip Code)

Registrant's telephone number, including area code          (810) 759-2200


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X          NO
                                 ---            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X
                -----

The registrant is a privately-held corporation. As such, there is no practicable method to determine the aggregate market value of the voting stock held by non-affiliates of the registrant.

Number of shares outstanding of the registrant's Common Stock at March 21, 1997:

1,000 shares of Common Stock, $0.01 par value per share

                        TABLE OF ADDITIONAL REGISTRANTS


                                                              I.R.S. EMPLOYEE
EXACT NAME OF REGISTRANT AS          JURISDICTION OF          IDENTIFICATION
SPECIFIED IN ITS CHARTER              INCORPORATION               NUMBER

 M.S. Acquisition Corp.                Delaware                 13-3379803
 Aetna Holdings, Inc.                  Delaware                 38-3306448
 Aetna Export Sales Corp.              United States            66-0441945
                                       Virgin Islands


The principal executive offices and telephone number of each co-registrant is as specified on the cover page.

                                     PART I

Item 1. Business

GENERAL
The Company is a leading Tier I or direct supplier of high-quality modules, welded subassemblies and stampings used as original equipment components by OEMs in the North American automobile industry. The Company's core products, which in 1996 represented over 80% of its net sales, are complex, high value-added modules and welded subassemblies. With wide-bed press capabilities in excess of 150 inches, the Company is one of a small group of independent suppliers capable of producing large bed-size stampings and assemblies. The Company produces over 200 products that are used in the production of 51 different models (23 different platforms). 88% of the Company's 1996 net sales were derived from sales of products manufactured for the light truck sector (consisting of sport utility vehicles, mini-vans, utility vans and light pick-up trucks), which has recently experienced stronger growth than the passenger car sector. The Company has been a direct supplier to Chrysler and GM since 1941, with net production sales to these customers in 1996 accounting for 61% and 33%, respectively, of the Company's net production sales. Since 1991, the Company has implemented new manufacturing and marketing practices that management believes have improved the Company's manufacturing productivity and quality and have enhanced and expanded the Company's customer relationships.

The OEM Supplier Industry

Management believes that the Company is benefitting from certain industry-wide structural developments that are altering the competitive environment for parts suppliers to OEMs, including cost-driven purchasing by OEMs of integrated modules and subassemblies. Because of increasing global competition, OEMs have been upgrading their supplier policies, reducing the number of strategic suppliers that may bid for awards and outsourcing an increasing percentage of their production requirements. Chrysler and GM have indicated that by July 31, 1997 and December 31, 1997, respectively, only Tier I suppliers with QS 9000 certification will be allowed to bid on new manufacturing business. The Company is already QS 9000 certified at all of its manufacturing facilities.

Strategic suppliers to Chrysler and GM are invited to bid on the manufacture and assembly of specific products to be incorporated in both new and existing automotive platforms. If the model or platform already exists, the current supplier may be favored by the OEM because of the supplier's familiarity with the existing product as well as its existing investment in the manufacturing process and tooling. As a result, it is considered unusual for incumbent suppliers to be removed from existing contracts, particularly if they have consistently been able to deliver the existing products on time, within agreed quality levels and at competitive prices.

On new platforms, there has been an increasing trend toward involving potential suppliers much earlier in the design and development process in order to encourage the suppliers to share some of the design and development responsibility. Management believes that early involvement in the design and engineering of new components affords the Company a competitive advantage in securing new business and provides its customers with significant cost reduction opportunities. Once selected, an OEM supplier generally manufactures and/or purchases the necessary tooling and supplies the product on a sole-source basis for the life of a vehicle model or platform, which typically ranges from five to seven years. In most cases, it will be at least two years before a Tier I OEM supplier sees its products incorporated into new models or platforms. Consequently, the key success factors for suppliers to OEMs have changed from pure cost minimization to total program management that encompasses state-of-the-art design, manufacture and delivery of high-quality products at competitive prices.

Business Strategy

The Company has developed and is implementing a business strategy to enhance the effectiveness of its core operating strengths, to respond to industry-wide structural developments in the OEM parts supplier industry and to increase sales and profitability. Key elements of this strategy are as follows:


- FOCUS ON HIGH-GROWTH VEHICLE CATEGORIES. While the Company's products are generally used on a diverse group of automotive platforms (23) and models
     (51), the Company's sales and marketing efforts have been directed towards sectors of the automotive market that have experienced strong consumer demand and growth in sales. In 1996, 88% or $186.1 million of the Company's net sales were derived from sales of products manufactured for sport utility vehicles, mini-vans, utility vans and light pick-up trucks, versus 60% or $73.7 million in 1991. 55 % of the Company's net sales in 1996 were derived from the sale of products manufactured for sport utility vehicles as compared to 27% in 1991.

- PRODUCTION OF MORE COMPLEX, HIGH VALUE-ADDED ASSEMBLIES. The Company's business strategy includes seeking awards for more complex, high value-added modules and welded subassemblies which typically generate higher dollar content per vehicle for the Company than individual stampings. In 1996, modules and welded subassemblies accounted for approximately 81% of the Company's total net sales, versus 56% in 1991. Structural changes within the automotive manufacturing industry have substantially increased the reliance of OEMs on purchasing integrated modules and subassemblies from independent suppliers such as the Company. Management believes that this continuing shift will create new opportunities for the Company to utilize its capability to produce large bed-size stampings and assemblies, along with its broad range of services, including process and design engineering capabilities and low-cost quality manufacturing. For example, after seven years of collaboration with Chrysler, the Company was awarded the rear floor pan module for the new generation Chrysler Jeep Grand Cherokee due out in model year 1999, an example of a complex module with sophisticated engineering requirements.

- LOW-COST STRUCTURE. An integral part of the Company's business strategy has been to achieve a low-cost structure by maximizing asset utilization, reducing manufacturing costs and rationalizing the Company's component parts and services supplier base. Over the past four years, the Company's manufacturing initiatives have significantly improved its productivity and asset utilization and have enabled the Company to achieve, in 1996, adjusted net production sales per employee and per square foot of manufacturing space of $159,590 and $312.6 respectively, compared to $129,850 and $282.7, respectively, in 1995. By maximizing productivity, the Company has been able to rapidly adjust its operations to changes in market demand and manufacturing volumes. In addition, the Company's average labor rate for hourly employees of approximately $15 per hour, inclusive of benefits, is substantially below the comparable average labor rate of approximately $40 per hour of its OEM customers. This low labor cost structure enables the Company to provide its customers with a cost-effective source of modules and welded subassemblies and has enabled the Company to participate in the OEMs' outsourcing of an increasing percentage of their component needs. The Company has also benefitted from steel purchasing arrangements with Chrysler and GM that allow the Company to pass through price changes to these customers. As a result of these arrangements, the effect of changes in the cost of steel, which represented 36% of the Company's net sales in 1996, has been substantially mitigated. Moreover, the Company purchases certain component parts and services for its modules and subassemblies, which in 1996 represented approximately 16% of net sales. The Company believes that it will be able to achieve further cost reductions by implementing its strategy of reducing its component parts and services supplier base to those suppliers who are able to provide continuous quality improvement on a cost effective basis. Much as the Company's customers have achieved cost reductions by concentrating their purchases with larger, more cost-effective stamping suppliers, the Company plans to implement a program concentrating purchases of small components (such as fasteners, small stampings, and weld supplies) and outside services (such as painting, plating and heat treating) with a select number of suppliers. In addition to pricing, these suppliers will be judged on overall quality, stocking policies and delivery capabilities, ability to communicate data electronically, and a program at the supplier which addresses continuous cost reductions in the supplier's operations.

- AETNA PRODUCTION SYSTEM. The Company has implemented the "Aetna Production System", a production process which is based upon the "Total Elimination of Waste" manufacturing philosophy. The Company's manufacturing processes have been realigned to streamline work flow, achieve flexibility, promote quality and lower manufacturing costs. The Company has developed a cellular manufacturing strategy by producing and assembling in a single location all of the stampings that comprise a module or subassembly. As a result of the Company's commitment to quality and its investment in quality assurance education and control systems, none of the Company's products has been subject to a recall. All of the Company's manufacturing facilities have achieved QS 9000 certification, the standard recently adopted by AIAG. Chrysler and GM have indicated that by July 1, 1997 and December 31, 1997, respectively, they will allow only Tier I suppliers with QS 9000 certification to bid on new manufacturing business.


Products

The Company manufactures, assembles and assists in the design of its core products which consist of a broad range of complex, high value-added modules and welded subassemblies, including floor pans and ladders, radiator supports, frame extensions, bumpers and crossmembers. In recent years, the Company has focused on producing modules and welded subassemblies as OEMs have increasingly relied on outside suppliers of these components in order to contain rising labor and production costs. Over 80% of the Company's 1996 net sales, compared to 74% in 1995, were generated by complex, high value-added modules and welded subassemblies. The Company produces over 200 products on 23 different platforms (51 different models) in its nine plants at five manufacturing locations. 88% of the Company's 1996 net sales were derived from products manufactured for sport utility vehicles; mini-vans, utility vans and light pick-up trucks, compared to 86% in 1995.

The Company's multiple press lines and flexible manufacturing capacity enable it to produce a broad array of products, including smaller stampings, such as oil pans, wheel retainers and headlight brackets, and intermediate-sized stampings, such as crossmembers, rails, heat shields, wheelhouses and door hinge pillars. The Company's wide-bed presses (i.e., over 150 inches) make it one of approximately six independent suppliers capable of producing large bed-size stampings and assemblies. The Company also has extensive roll-forming production capabilities, which are utilized in conjunction with the manufacturing of complete modules and subassemblies. Roll-forming processes have been used for many years to produce various sizes and shapes of window channels.

Customers

Management believes that the Company's long-standing industry relationships are based on its reputation for low cost, quality products and on-time service.
The Company's primary customers are Chrysler and GM, which accounted for approximately 61% and 33% of 1996 net production sales, respectively. The Company has been a direct supplier to GM and Chrysler since 1941, and the Company has longstanding relationships with buying and engineering personnel at both companies. For both Chrysler and GM, the Company has been designated a "strategic supplier" for stamping and assembly work, as part of a limited group of preferred suppliers invited to bid for platform work. The Company has been producing the rear floor pan module for the Jeep Grand Cherokee underbody since the model's introduction in 1992, and produces modules and subassemblies for Chrysler's standard Jeep Cherokee and other vehicles. More recently, the Company was also awarded the rear floor pan module for the new generation Jeep Grand Cherokee due out in model year 1999. The Company is also one of GM's strategic stamping suppliers, and produces modules, subassemblies and details for GM's passenger car, mini-van and light truck divisions.

The Company also produces roll-form jobs for window channels for the principal automotive window manufacturers, including PPG Industries, Inc., Libbey-Owens-Ford and Guardian Industries Corp.

Sales and Marketing

The Company's marketing efforts are currently concentrated on the light truck sector (consisting of sport utility vehicles, mini-vans, utility vans and light pick-up trucks), one of the fastest growing sectors in vehicle sales. The Company's combined net sales of products used on sport utility vehicles, mini-vans, utility vans and light pick-up trucks increased from $181.4 million in 1995 to $186.1 million in 1996. Management believes that this strong sales performance has been based on its established reputation for low cost, on-time and high-quality production.

The Company competes for work both at the beginning of the development of new model platforms and upon the redesign of existing models. New model development generally begins two to four years prior to the marketing of these models to the public. Module, subassembly and stamping jobs are generally awarded one to three years prior to the initial production period. Once a producer has been designated to supply parts to a new program, it will generally continue to be a sole source supplier for these parts for the life of the program. In the case of Chrysler and GM, anticipated production volumes are generally confirmed three months in advance, and releases are given to the Company on a weekly basis. Typically, these arrangements remain in place for the production life of a car or truck platform and continue through a platform's redesign period. Production generally runs five to seven years, but on occasion can be substantially longer or shorter, and then ceases with the discontinuance of the respective model.

The Company has increasingly been partnering with OEMs during the early stages of platform development. OEMs have focused on shortening design cycles and reducing design and production costs, and have involved component suppliers earlier in the process of designing a vehicle. The Company has been increasingly given the opportunity to participate in the design of subassemblies, such as the floor pan and ladder subassembly, radiator supports and crossmember assemblies, which are designed at an early stage in the development of new vehicles or model revisions. This has resulted in opportunities to add additional value by furnishing engineering and process design services and managing the subassembly process for the manufacturer. It also creates opportunities for early identification of a broad range of components and related subassemblies which could be manufactured by the Company. Partnering also involves sharing with the OEMs tooling, design and other start-up costs.

The Company also seeks work producing components of existing vehicle models previously made by an OEM in-house. Production by outside suppliers allows OEMs to free-up critical capacity which can be redeployed in other areas, in particular during the final years of model production when additional in-house capacity is required for the try-out of an OEM's new vehicle models. The Company's sales of value-added modules and subassemblies have increased in part as a result of its availability for and successful completion of this type of "factory assist" work. For example, the Company's factory assist work on the standard Chrysler Jeep Cherokee led to its selection for subsequent platform work in connection with the Chrysler Jeep Grand Cherokee and the redesigned Chrysler Jeep Grand Cherokee platforms. The Company does not issue express warranties to the purchasers of its products. However, the Company may be subject to warranty obligations as part of standard purchasing terms and conditions used by its OEM customers. For example, Chrysler's Facilities and Materials Purchasing General Terms and Conditions provide that suppliers to Chrysler are to indemnify and hold Chrysler harmless against all claims and liabilities resulting from negligence of the supplier, its employees or its subcontractors. None of the Company's products has ever been subject to a recall.

Manufacturing

The Company has supported its "Total Elimination of Waste" philosophy by instituting the "Aetna Production System", a closed loop production planning methodology based on QS 9000 quality standards, and by realigning its manufacturing processes in order to monitor more effectively and control labor and overhead costs and to ensure the maximum utilization of production resources. In addition, the Company, has introduced a cellular manufacturing strategy which has consisted of consolidating all detailed stampings that comprise a module or subassembly into a single production location. For example, the Company relocated its roll-forming equipment from separate locations, allowing the Company to increase its production capacity while reducing production space. The Company believes these changes in its production system have improved scheduling flexibility, lowered inventory carrying costs, increased the utilization of manufacturing floor space, improved scheduling efficiencies and productivity and reduced fixed costs and product costs. As a result of the implementation of these changes, the Company achieved, in 1996, adjusted net production sales per employee and per square foot of manufacturing space of $159,590 and $312.6 respectively, compared to $129,850 and $282.7, respectively, in 1995. Three key programs have been instituted as part of the Aetna Production System:


- JUST-IN-TIME MANUFACTURING. The Company has implemented a progressive production strategy based on a just-in-time ("Just-in-Time" or "JIT") manufacturing process specifically designed to promote efficient production and eliminate various unnecessary costs. Just-in-Time manufacturing is characterized by flexible work center scheduling as well as vendor scheduling, quality "in place" as opposed to inspection of vendor deliveries and reduced work queues and inventory levels. These productivity improvements in the manufacturing process have helped lower indirect labor costs associated with setup time.

- CERTIFIED QUALITY STANDARDS. As a result of the Company's commitment to quality and its investment in quality assurance education and control systems, none of the Company's products has been subject to a recall. All of the Company's manufacturing facilities have achieved the QS 9000 certification, the standard recently adopted by the AIAG. Chrysler and GM have indicated that by July 1, 1997 and December 31, 1997, respectively, they will allow only Tier I suppliers with QS 9000 certification to bid on new manufacturing business.

- MANUFACTURING RESOURCE PLANNING II. As OEMs continue to rely on outside suppliers for modules and subassemblies, production planning and inventory management have become increasingly important factors in the Company's competitiveness. In order to control costs, respond to shifting OEM production demands and develop a more efficient inventory management and production planning process, the Company has instituted a closed-loop manufacturing resource planning program which uses OEM releases to generate forecasts and assign the material and labor required for production on a weekly basis.

Suppliers and Raw Materials

Since 1994, the Company has participated in Chrysler's "Extended Enterprise" program, a collaborative program undertaken by Chrysler with its Tier I suppliers designed to promote, between such Tier I suppliers and their respective Tier II suppliers, production and sales practices which are comparable to those required by Chrysler of its Tier I suppliers. As a result, the Company has recently begun to rationalize its component parts and services supplier base. The Company believes that it will be able to achieve further cost reduction by implementing its strategy of reducing its supplier base to those suppliers who are able to provide continuous quality improvement on a cost-effective basis.

The Company's principal raw material is steel, which represented 36% of the Company's net sales in 1996. The Company's purchasing department typically buys approximately 15,000 tons per month of flat-rolled steel. Steel coil purchases include quantities of hot-rolled, cold-rolled, high strength galvanized, aluminized and stainless, depending upon production requirements.

The Company currently participates in steel buying programs with both Chrysler and GM under which the Company has substantially mitigated the effects of steel price volatility and is provided a steady source of steel. The Company believes that on a going forward basis, both Chrysler and GM will continue these arrangements so that the Company will not recognize a steel price increase unless it receives a matching sales price increase from the OEM.

Competition

The Company currently competes for large-scale production work with a limited group of approximately five independent suppliers that have the physical assets and technical skills to produce large bed-size stampings and assemblies. Competitors with wide bed-size presses (i.e., over 150 inches) and substantial technical resources include The Budd Company, Lobdell-Emery Corporation, Magna International Inc., Active Tool & Manufacturing Co., Inc. and Checker Motors Corporation. Moreover, the Company believes that the high fixed asset and set-up costs associated with production of large-sized metal stamping and subassemblies are likely to limit the number of OEM parts suppliers entering the large-scale stampings market.

Employees

As of December 29, 1996, the Company's workforce included 1,325 employees of which 257 were salaried workers and 1,068 were hourly paid employees. The Company believes that relations with its employees are good. The Company's hourly employees are covered by six collective bargaining agreements with two locals of the UAW. Of the six collective bargaining agreements, only one will expire within one year and is thus subject to renegotiation at the option of the Company or the UAW. The collective bargaining agreement covering the 145 hourly employees of the Company's Plant #7 expired on August 18, 1996 and Plant #7 was closed effective September 16, 1996. The Company and Local 155 negotiated an agreement on matters relating to the effects of the facility's closure on the employees represented by the UAW local. As a result of this agreement, there is no Company liability for current or future employee severance benefits. Charges associated with closing Plant #7 were minimal and did not have a material adverse effect on the Company. The collective bargaining agreement covering 53 hourly employees of the Company's Plant #5 expired on February 9, 1997 and was successfully renegotiated to extend one year to expire on February 12, 1998.

In the last round of negotiations in 1995, the Company reached early contract settlement with four of its UAW contingents. The contracts' four to five year terms provide a significant benefit to the Company in its efforts to plan its future operations.

Environmental Matters

The Company is subject to a wide range of evolving federal, state and local environmental laws and regulations relating to the protection of the environment, worker health and safety and the emission, discharge, storage, treatment and disposal of hazardous materials. The laws include the Clean Air Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund" or "CERCLA").

The Company believes that it is in material compliance with applicable federal, state and local environmental laws and regulations. Compliance with these laws and regulations has not in the past had any material adverse effect on the Company's financial condition or results of operations; however, the effect of such compliance on the Company in the future cannot be determined.

CERCLA imposes strict, joint and several liability upon owners or operators of facilities at, from or to which a release of hazardous substances has occurred, upon parties who generated hazardous substances that were released at such facilities and upon parties who arranged for the transportation or disposal of hazardous substances to such facilities. A majority of states have adopted "Superfund" statutes similar to and, in some cases, more stringent than CERCLA. Due to the Company's current and historic use, generation and disposal of hazardous substances and petroleum products, the possibility exists that spills and releases of such substances may have occurred at certain of the Company's facilities with respect to which the Company could incur liability under CERCLA or similar state laws. The Company could also be subject to liability under CERCLA or similar state laws as a result of its generation and off-site disposal of such substances. To date, the Company's liability under CERCLA and similar state laws has not had a material adverse effect on the Company's financial condition or results of operations; however, the effect of any such liabilities on the Company in the future cannot be determined.

Item 2. Properties

The Company is headquartered in Centerline, Michigan, a suburb of Detroit. The Company currently owns or leases a total of approximately seventeen properties used for various purposes, including three parcels of land. The Company's facilities houses its blanking, stamping, roll-forming and seemly operations, as well as its warehousing and shipping functions and administrative offices for various functional departments. All but one of the Company's manufacturing facilities are located within one mile of its headquarters, while the remaining manufacturing facility and the product development center are located within eight miles of its headquarters. The Company continually seeks to reduce its costs and increase the efficiency of its operations through maximizing utilization of its facilities. Management believes that the Company's facilities and equipment are in good condition and are adequate for the Company's present and anticipated future operations.

Item 3. Legal Proceedings

The Company is from time to time involved in routine litigation incident to its operations. The Company believes that the litigation currently pending or threatened against it will not have a material adverse effect on its consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholders
Matters

There is no established trading market for the common stock of the Company.

As of December 29, 1996, Aetna Holdings, Inc. (Aetna Holdings) was the only holder of the common stock of the Company. Aetna Holdings in turn is a wholly-owned subsidiary of MS Acquisition Corp. (MS Acquisition), a privately owned company, the capital stock of which is held by Citicorp Venture Capital, Ltd., members of management and other private investors. There have been no cash dividends declared on the common stock of the Company.

Item 6. Selected Financial Data

The following table sets forth selected historical financial data of the Company for the five years ended December 29, 1996.


                                                          FISCAL YEAR
                                      ---------------------------------------------------
                                        1996       1995        1994       1993      1992
STATEMENT OF OPERATIONS DATA
Net sales                             $211,462  $211,905     $204,850  $162,908  $128,905
Cost of sales                          180,998   183,542      172,428   139,499   112,830
Gross profit                            30,464    28,363       32,422    23,409    16,075
Selling, general and
 administrative expenses                15,544    13,331       12,898    12,544     9,984
Operating profit                        14,820    15,032       19,524    10,864     6,091
Interest expense, net                    9,022     8,579        8,929     9,020     9,206
Income (loss) before effect of
 accounting changes (a)                  3,693     4,576        6,595       915    (2,768)
Net income (loss)                        2,540     4,576        6,595    (3,856)   (2,768)
OTHER FINANCIAL DATA
Depreciation and
 amortization                            7,965     6,579        6,150     6,009     5,902
Capital expenditures                     7,023    10,103        6,125     3,474     1,736
Cash flows from operating
 activities                              1,893    14,564       22,040    13,156     5,406
Cash flows from investing
 activities                             (6,447)  (10,252)      (6,454)   (4,337)   (1,676)
Cash flows from financing
 activities                              8,274    (4,184)     (15,433)   (9,401)   (3,601)
Ratio of earnings to fixed
 charges (b)                               1.7       1.7          2.1       1.2         -



                                                 FISCAL YEAR ENDED
                                --------------------------------------------------
                                  1996      1995       1994       1993      1992
BALANCE SHEET DATA
Total assets                    $129,058   $118,242   $113,331  $109,587  $105,414
Long-term debt                    85,000     57,741     57,744    69,238    75,390
Stockholder's equity (deficit)    (1,140)     7,402      2,827    (3,768)       88

(a) Effective December 28, 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes", which resulted in a one-time, non-cash, after tax charge of $4,771.

(b) For purposes of the ratio of earnings to fixed charges, (i) earnings include earnings before income taxes, the effect of changes in accounting and fixed charges and (ii) fixed charges include interest on all indebtedness, amortization of deferred financing costs and the portion of rental expense (one-third) that the Company believes to be representative of interest. The Company's earnings were insufficient to cover fixed charges by $3.1 million for the year ended December 27, 1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a leading Tier I supplier of high-quality modules, welded subassemblies and stampings used as original equipment components by OEMs in the production of sport utility vehicles, mini-vans, utility vans, light pick-up trucks and passenger cars. The Company's core products include complex, high value-added modules and welded subassemblies, such as rear floor pan modules that form a section of a vehicle underbody, and individual stampings, such as oil pans, wheel retainers, headlight brackets, crossmembers, rails, heat shields and door hinge pillars. The Company's manufacturing processes include roll forming, blanking and stamping and, since 1991, the Company has implemented new manufacturing processes including a cellular manufacturing strategy that has increased production capacity and labor efficiency. The Company regularly pursues and receives long-term OEM factory assist jobs, producing components of existing vehicle models previously made by an OEM in-house. OEM factory assist jobs can be the result of (i) short term production requirements prior to or during model change-overs which allow the OEMs to retool their plants, (ii) cost reduction initiatives resulting in increased outsourcing by OEMs or (iii) capacity constraints after the introduction of a new platform. The Company also participates with its OEM customers in process engineering activities.

        On August 13, 1996, Aetna issued $85 million of 11-7/8% Senior Notes due 2006 (the Notes). The proceeds of this issuance were used to (a) repay all of the outstanding indebtedness, accrued interest and prepayment penalties of the Company (b) to fund the amount of $11.1 million payable to former stockholders of MS Acquisition Corp. in connection with a recapitalization of MS Acquisition, (c) to pay approximately $651,000 to terminate certain outstanding employee options, (d) to pay fees and expenses of approximately $5 million in connection with the Transactions, (e) to pay approximately $570,000 of bonuses and accrued compensation to certain directors and officers of Aetna,
(f) to pay $250,000 in accrued management fees and (g) for general corporate purposes.

Results of Operations

The following table sets forth, for the periods indicated, the Company's statement of operations expressed as a percentage of net sales. This table and subsequent discussions should be read in conjunction with the consolidated financial statements and related notes thereto of the Company.

                                                      1996   1995   1994
          Net sales                                  100.0% 100.0% 100.0%
          Cost of sales                               85.6   86.6   84.2
          Gross profit                                14.4   13.4   15.8
          Selling, general & administrative expenses   7.4    6.3    6.3
          Operating profit                             7.0    7.1    9.5
          Interest expense                             4.3    4.0    4.4
          Income before income taxes and
           extraordinary item                          2.7    3.0    5.2
          Income tax provision                         1.0    0.9    2.0
          Extraordinary item                           0.5
          Net income (loss)                            1.2    2.2    3.2


YEAR ENDED DECEMBER 29, 1996 COMPARED TO YEAR ENDED
DECEMBER 31, 1995

NET SALES: Net sales for the year ended December 29, 1996 were $211.5 million, down slightly from net sales of $211.9 million for the same period in 1995. Production sales decreased $8.0 million while tooling sales increased $7.6 million. The decrease in production sales was principally due to the planned successful completion of a factory assist job which ran for 16 months from early 1994 to mid-1995. Partially offsetting this decrease was an increase of 10.8% in net sales to Chrysler (excluding factory assist work). Net sales to General Motors decreased 12% in 1996 compared to 1995 as a result of the planned phase out of the cargo van program offset by higher sales on two new passenger car platforms.

The decrease in total Company sales was also offset by two factory assist jobs awarded in the fourth quarter of 1996.

GROSS PROFIT: Gross profit was $30.5 million, or 14.4% of net sales, for the year ended December 29, 1996, compared to $28.4 million or 13.4% of net sales, for the year ended December 31, 1995. Cost reduction programs implemented in the fourth quarter of 1995 resulted in a 1.1% reduction of manufacturing labor and overhead costs as a percentage of sales in 1996.

SELLING GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: For the year ended December 29, 1996, SG&A expenses were $15.6 million, or 7.4% of sales, up
17.3% from $13.3 million, or 6.3% of sales, for the same period last year.
SG&A expenses were negatively impacted by $0.6 million of non-recurring costs associated with the issuance of $85.0 million in Senior Notes and other related costs, $.4 million of bad debt expense and additional engineering expenses of $1.2 million to support new platform awards.

INTEREST EXPENSE: Interest expense for the year ended December 29, 1996 was $9.0 million, or 4.3% of net sales, compared to $8.6 million, or 4.0% of net sales, for the year ended December 31, 1995. The increase in interest expense is attributable to increased levels of debt outstanding in 1996 as compared to the prior year.

INCOME TAXES:  The provision for income taxes for the year ended
December 29, 1996 was $2.1 million with an effective rate of 36.3%, as compared to $1.9 million with an effective tax rate of 29.1% in the same period of the prior year. The prior year effective tax rate was lower than the statutory rate primarily as a result of the effect of the graduated rates on the deferred tax balances and the reversal of reserves no longer required, offset by the impact of non-deductible cost in excess of assets acquired. The current year effective tax rate reflects the impact of non-deductible cost in excess of assets acquired partially offset by research and development tax credits.

EXTRAORDINARY ITEM: During the third quarter, the Company prepaid its existing subordinated debt. The resulting prepayment penalty has been shown as an extraordinary item in the accompanying statement of operations.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED
JANUARY 1, 1995

NET SALES. Net sales for the year ended December 31, 1995 were $211.9 million, an increase of $7.0 million, or 3.4%, from $204.9 million in 1994. The increase was principally the result of continued strong consumer demand in the North American automotive market for sport utility vehicles, with total sport utility vehicle production increasing 26.6% in 1995. Net tooling and prototype sales were $4.4 million in 1995, down 46.3% from 1994 net tooling and prototype sales of $8.2 million. In 1994, the Company completed the installation of a mini-van radiator support assembly which contributed $5.0 million to net tooling and prototype sales. Net production sales to Chrysler and GM as a percentage of total net production sales were 60% and 36% in 1995, respectively, as compared to 62% and 35%, respectively, in 1994.

GROSS PROFIT. Gross profit was $28.4 million, or 13.4% of net sales, in 1995, compared to $32.4, or 15.8% of net sales, in 1994. Gross margins were unfavorably impacted by the need to execute a major assembly line overhaul to meet increased demand for the Chrysler Jeep Grand Cherokee. This overhaul, which was implemented while the Company remained in full production, was required as the result of running an assembly line at a rate 20 to 25 percent greater than its originally designed maximum capability for over two years due to high product demand. Additionally, gross profit was adversely affected by start-up costs on a new weld assembly job and delays in receiving anticipated factory assist work.

SG&A. SG&A expenses, which were $13.3 million in 1995, compared to $12.9 million in 1994, remained constant as a percentage of net sales at 6.3%.

INTEREST EXPENSE. Interest expense for the year ended December 31, 1995 was $8.6 million, or 4.0% of net sales, compared to $8.9 million, or 4.4% of net sales, for the year ended December 31, 1994. Weighted average interest rates were 12.9% and 12.3% in 1995 and 1994, respectively. The decrease in interest expense is attributable to lower levels of debt outstanding.

INCOME TAXES. The provision for income taxes for the year ended December 31, 1995 was $1.9 million, with an effective income tax rate of 29.0%, as compared to $4.0 million, with an effective tax rate of 37.8% in the same period of the prior year. The decrease in the effective rate is due principally to the effect of the rate change on deferred tax balances and the reversal of tax reserves no longer required.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, to meet required debt payments and to complete planned maintenance and expansion expenditures. At December 29, 1996, the Company had $35 million available under its Senior Revolving Credit Facility. The Company currently anticipates that its operating cash flow, together with available borrowings under the Senior Credit Facility, will be sufficient to meet its working capital, capital expenditure, and interest requirements on its debt obligations.

Net cash flow from operations aggregated $1.9 million for the year ended December 29, 1996 as compared to $14.6 million for the same period in the prior year. The decrease was attributable to an $11.0 million decrease in working capital, excluding cash, a decrease in net income of $2.1 million and a decrease of deferred interest of $1.3 million partially offset by a $1.4 million increase in depreciation. The decrease in operating cash flows of $7.4 million in 1995 compared to 1994 is attributable to net income decreasing $2.0 million, working capital decreasing $2.5 million, depreciation and amortization increasing $0.4 million, deferred interest decreasing $1.7 million and deferred interest decreasing $1.7 million and deferred income taxes decreasing $0.2 million.

Net cash flow from investing activities consists principally of capital expenditures of $7.0 million for the year ended December 29, 1996 as compared to $10.1 million for the same period in the prior year. Major capital projects during 1996 included construction of a new facility for $2.9 million, the completion of the rear suspension weld assembly line for approximately $0.8 million, die tables installed in Plant 2 of $0.5 million, automation of the Mini-Van production line for $0.2 million and various other additions and improvements aggregating $2.6 million. Major capital projects for 1995 included completion of a platform specific control arm project, continued expenditures relating to a plant modernization program, and start-up costs related to a new rear suspension project.

Net cash flows used for financing activities totaled $8.3 million for the year ended December 29, 1996 as compared to net cash provided by financing activities of $4.2 million for the same period in 1995. The net provision of cash represents principally the net cash outflows for the repayment of long-term debt of $49.2 million and dividends of $11.1 million, offset by the proceeds of the issuance of Senior Notes aggregating $85.0 million. Cash used for financing activities in 1995 consisted primarily of principal payments on long-term debt.

To the extent dividends to Aetna Holdings to fund cash interest payments on the Junior Subordinated Debentures and cash payments on the unfunded contractual obligations to former option holders are permitted under the Indenture and the Senior Revolving Credit Facility, interest on the Junior Subordinated Debentures and the contractual obligations will be funded by cash dividends by the Company to Aetna Holdings. Such dividends would be approximately $1.0 million annually. Additionally, up to $2.5 million in aggregate principal amount of the Junior Subordinated Debentures will be required to be redeemed by Holdings from time to time to the extent dividends to Holdings are permitted to be paid under the Indenture and the Senior Revolving Credit Facility. In February 1997, Aetna paid $1.5 million of cash and pre-payments of principal on these debentures and obligations on behalf of Aetna Holdings.

The Company's liquidity is affected by both the cyclical nature of its business and levels of net sales with its two major customers. The Company's ability to meet its working capital requirements and capital expenditure requirements and service its debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control.

Inflation

The Company does not believe that inflation has had any material effect on the Company's business over the past three years.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Except for the historical information included in the financial statements and herein, certain matters discussed in this Report on Form 10-K are forward looking statements which involve risks and uncertainties as to future events. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.


Item 8.  Financial Statements                                                        Page
-------  --------------------
         Index to financial statements
         Condensed Consolidated Balance Sheets -
         December 29, 1996, December 31, 1995 and January 1, 1995                     25

         Consolidated Statement of Operations -
         Year Ended December 31, 1995 and January 1, 1995                             27

         Consolidated Statements of Cash Flows - Year Ended December 29, 1996,
         December 31, 1995 and January 1, 1995                                        28

         Notes to Consolidated Financial Statements                                   29

         FINANCIAL STATEMENTS OF MS ACQUISITION CORP.

         Condensed Consolidated Balance Sheets -
         December 29, 1996 and December 31, 1995                                      39

         Consolidated Statements of Operations - Year Ended
         December 29, 1996, December 31, 1995 and January 1, 1995                     41

         Consolidated Statements of Cash Flows - Year Ended December 29, 1996,        42
         December 31, 1995 and January 1, 1995

         Notes to Consolidated Financial Statements                                   43


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not  applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information and ages as of March 1, 1997 for each of the directors and executive officers of the Company. Each individual serves in the same capacities with MS Acquisition and Holdings. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was or is to be selected.


   NAME AND AGE          POSITION WITH COMPANY

   Ueli Spring, 46       Director*, President and CEO
   Harold Brown, 47      Director*, Chief Financial Officer, Vice President,
                         Finance and Secretary
   Gary Easterly, 48     Executive Vice President and Chief Operating Officer
   Daniel Pierce, 54     Vice President, Human Resources
   Edward Lawson, 42     Vice President, Quality Assurance
   David Thal, 38        Vice President, Product Development
   Ralph Bredenbeck, 56  Vice President, Tool and Assembly
   Michael Delaney, 42   Director*
   David Howe, 32        Director*
   John Wurster, 62      Director*


* Messrs. Spring, Brown, Delaney, Howe and Wurster also serve as directors of MS Acquisition and Aetna Holdings.

The Board of Directors of the Company, Aetna Holdings and MS Acquisition each consists of five directors who serve until the next annual meeting of stockholders or until a successor is duly elected. Executive officers of the Company, Aetna Holdings and MS Acquisition serve at the discretion of the Board of Directors.

The Board of Directors of Export consists of four directors who serve until the next annual meeting of stockholders or until a successor is duly elected. The current directors of Export are Ueli Spring, Harold Brown, Graham Dunn, age 49, and Edward Rogers, age 37. They have been directors of Export since March 9, 1993 and August 15, 1991, respectively. Mr. Spring is the President of Export. Mr. Brown is Treasurer and Secretary of Export. Each of Mr. Dunn and Mr. Rogers serves as an Assistant Secretary of Export. Executive Officers of Export serve at the discretion of its Board of Directors.

Mr. Ueli Spring has served as Chief Executive Officer and President of the Company since 1994. From 1990 to 1994, Mr. Spring served as Executive Vice President and Chief Operating Officer of the Company. Mr. Spring has been a director of the Company since September 1990. From 1986 to 1987, he served as President of Magna International Inc.'s Cosma International Group and then served as Chief Operating Officer of Magna International Inc.'s' Cosma International Group from 1987 to 1990. From 1984 to 1986, he served as Director of Manufacturing with Magna International Inc. In 1972, Mr. Spring joined the Oetiker operations and later became Vice President from 1980 to 1984. Mr. Spring received his degree in Tool & Die Engineering from the University Ticinese di Trevano, Switzerland.

Mr. Harold Brown has served as Vice President of Finance of the Company since joining the Company in 1992. From 1990 to 1992, he was Controller in charge of U.S. operations at AVX Kyocera Corp. From 1985 to 1989, Mr. Brown served as Vice President of Finance at APV Baker Perkins plc after serving as Manager of Financial Analysis from 1982 to 1985. From 1977 to 1982, Mr. Brown held various planning, marketing and sales positions with Cooper Industries Inc.
Mr. Brown received an AB in Economics from the University of North Carolina and an MBA from Duke University. From 1972 to 1975, he served as a Lieutenant, Supply Corps in the United States Naval Reserve.

Mr. Gary Easterly has served as Executive Vice President and Chief Operating Officer since March 1997. He served as Vice President of Manufacturing of the Company from 1988 to 1997 and has been employed by the Company since 1987.
From 1966 to 1987, Mr. Easterly served as Director of Quality Assurance, Quality Engineering and Production Superintendent for GM's Buick Motor Division. Mr. Easterly received a BS degree in Industrial Engineering from GMI Institute and an MA degree in Administration from Central Michigan University.

Mr. Daniel Pierce has served as Vice President of Human Resources of the Company since 1987 and has been employed by the Company since 1973. From 1968 to 1973, Mr. Pierce was Employee Relations Manager at the Demco Division of Indianhead Corp. Mr. Pierce holds an MA degree in Industrial Relations from the University of Michigan.

Mr. Edward Lawson has served as Vice President of Quality Assurance of the Company since 1989 and has been employed by the Company since 1986. From 1980 to 1985, Mr. Lawson was Director of Quality Assurance at Regal Stamping Co. He received a BS degree in Mechanical Engineering from Mid-Warwickshire College in England.

Mr. David Thal has served as Vice President of Product Development since 1995 and has been employed by the Company since 1980, also serving as Sherwood Plant Manager, Quality Assurance Manager, Manufacturing Project Engineer, Engineering Manager and Sales Manager. Mr. Thal received a BGS degree in Psychology and Computer Science from the University of Michigan.

Mr. Ralph Bredenbeck has served as Vice President of Tool and Assembly Engineering of the Company since 1995. From 1989 to 1995, Mr. Bredenbeck served as Chief Die Engineer of the Company. Before joining the Company, Mr. Bredenbeck served in various positions at Spartanburg Steel Products Inc. (formerly, Firestone Steel Products Inc.) from 1967 to 1989, including Director of Engineering and Manager of Production Engineering. Mr. Bredenbeck received a BS degree in Mechanical Engineering from Ohio University and is a registered Professional Engineer.

Mr. Michael Delaney has been a Vice President of Citicorp Venture Capital, Ltd. since 1989. From 1986 through 1989 he was Vice President of Citicorp Mergers and Acquisitions. Mr. Delaney serves on the board of directors of Delco Remy International, Inc., JAC Holdings, Sybron Chemicals, Inc., Palomar Technologies, Inc., Farm Fresh Inc., AmeriSource Health Corporation, GVC Holdings, Cort Business Services, Inc., Enterprise Media Inc., FF Holdings Corporation, SC Processing, Inc. and Triumph Holdings, Inc. Mr. Delaney is a graduate of Penn State University and The Wharton School.

Mr. David Howe has been a Vice President of Citicorp Venture Capital, Ltd. since 1993 as an investment professional. From 1990 through 1993 he was employed at Butler Capital Corp. as an investment professional. He serves on the board of directors of Copes-Vulcan Inc., Cable Systems International Inc., Sinter Metals Inc., Milk Specialties Company, America-Italian Pasta Company and Brake-Pro Inc. He also represents Citicorp at the board of directors of Del Monte Foods Company. Mr. Howe is a graduate of Harvard College and Harvard Business School.

Mr. John Wurster has served as Director of Business Planning - Chrysler de Mexico since 1995. From 1992 to 1995, he served as Staff Executive - Vice President and Controller's Officer for Chrysler de Mexico. From 1989 to 1992, he served as Director of Source Planning and Asset Management of the Controller's Office of Chrysler. He has served in various capacities for Chrysler since 1979. Mr. Wurster received a degree in Business Administration from the Detroit Institute of Technology.

Mr. Graham Dunn has been an Administration Manager and Financial Controller of Trident Trust Company (V.I.) Ltd. since July 1992. Prior to joining Trident Trust Company, Mr. Dunn was self-employed.

Mr. Edward Rogers has been a Manager and Vice President of Trident Trust Company (V.I.) Ltd. since August 1991. Prior to joining Trident Trust Company, Mr. Rogers was employed as an offshore company trust administrator in the Isle of-Man.

DIRECTOR COMPENSATION
Directors do not receive compensation other than reimbursement of expenses for attending meetings of the Board of Directors or committee meetings.

Item 11. Executive Compensation

The table below shows information concerning cash and noncash compensation for the Company's Chief Executive Officer and the four most highly compensated executive officers (other than the Chief Executive Officer) of the Company in office on December 29, 1996 for each of the last three fiscal years.

                             AETNA INDUSTRIES, INC.

                           SUMMARY COMPENSATION TABLE


                                                                           LONG TERM COMPENSATION
                                                                     -----------------------------------
                                 ANNUAL COMPENSATION                    AWARDS               PAYOUTS
                          ----------------------------------         ------------         --------------

     NAME AND                                                     RESTRICTED   SECURITIES     LONG-TERM
    PRINCIPAL                                  OTHER ANNUAL         STOCK      UNDERLYING     INCENTIVE
   COMPENSATION            SALARY    BONUS     COMPENSATION        AWARDS       OPTIONS      PLAN PAYOUTS        ALL OTHER
     POSITION       YEAR    ($)       ($)          ($)                ($)      (#)(1)      ($)                     ($)

Ueli Spring,        1996  $225,976  $367,450  $            -  $          -             -  $            -  $            -
President and       1995   222,117   200,000               -             -             -               -               -
Chief Executive     1994   150,000   150,000               -             -             -               -               -
Officer

Harold Brown,       1996   113,355   202,642               -             -             -               -               -
VP Finance          1995   104,755    65,000               -             -             -               -               -
                    1994   101,098    45,000               -             -           800               -               -

Gary Easterly,      1996   108,411   110,867               -             -             -               -               -
VP Manufacturing    1995   100,172    65,000               -             -             -               -               -
                    1994    96,380    45,000               -             -             -               -               -

David Smith,        1996    59,452   117,784               -             -             -               -               -
VP Engineering (2)  1995   111,992    90,000               -             -             -               -               -
                    1994   108,429    25,000               -             -           800               -               -

Daniel Pierce,      1996    95,526    45,217               -             -             -               -               -
VP Human            1995    87,735    40,000               -             -             -               -               -
Resources           1994    85,048    25,000               -             -           800               -               -


(1) Shares of Class A Common Stock of MS Acquisition.

(2) Retired June 30, 1996.

BONUS PROGRAM

The Company maintains a Quality Assurance Bonus Program under which Production Managers and Plant Floor Managers are eligible to receive an annual bonus of up to $20,000 each. Pursuant to this program, each manager will receive a bonus in the maximum amount in respect of services rendered in any year in which no qualified customer complaint is made with respect to his or her unit. A "Qualified Customer Complaint" is a customer complaint that has been reviewed, and found to be accurate, by the Company's Vice President of Quality Assurance with respect to the quality of any product manufactured by such manager's production unit. The bonus amount that each manager is eligible to receive in any year will be reduced by $5,000 for each Qualified Customer Complaint made with respect to his or her unit.

In addition to the Quality Assurance Bonus Program, the Company annually awards discretionary bonuses to members of its management and certain of its salaried employees. Such bonuses, which are typically paid in January of each year in respect of services rendered by recipients during the preceding years, are awarded based on a variety of factors, including individual and Company performance.

STOCK OPTION PLAN
Executive officers, directors, employees and other key persons of the Company are eligible to participate in the MS Acquisition Corp. Executive Stock Option Plan (the Plan). Options granted under the Plan may be either incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualifed options. Options to purchase an aggregate of 110,000 shares of Class A Common Stock, par value $.01 per share, of MS Acquisition Corp. (Class A Common Stock) may be issued under the Plan. The Plan is administered by a committee (Option Committee) of not less than three directors appointed by the Board of Directors of MS Acquisition.

All options granted under the Plan are granted pursuant to individual stock option agreements executed by MS Acquisition and each option recipient. In general, options granted under the Plan are exercisable in such installments (which need not be equal) and at such times as are designated by the Option Committee, but in no event may the term of the option exceed the tenth anniversary of the effective date of the Plan, March 3, 1989.

The purchase price per share of Class A Common Stock subject to incentive options must equal or exceed the fair value market value of the Class A Common Stock on the date such options are granted. The aggregate fair market value of the Class A Common Stock with respect to the Incentive Options are exercisable for the first time by the optionee during any calendar year shall not exceed $100,000. The purchase price per share of Class A Common stock subject to a nonqualified option shall be determined by the Option Committee. Options granted under the Plan may not be transferred other than by will or by the laws of descent.

OPTION GRANTS IN THE LAST FISCAL YEAR
On August 13, 1996, certain employees were granted options under the Plan to purchase shares of Common Stock that in the aggregate represent up to 10% of the total number of shares of Common Stock, on a fully diluted basis. These options have an exercise price of $0.75 per underlying share and become exercisable in equal installments over five years of continued employment, subject to acceleration upon a change in control of the Company.

EXECUTIVE EMPLOYMENT AGREEMENTS
The Company and MS Acquisition have jointly entered into employment agreements with each of Messrs. Brown, Easterly, and Spring (the Employment Agreements) (each of Messrs. Brown, Easterly and Spring, an Executive). The Employment Agreements set forth the basic terms of employment for each Executive, including base salary, bonus and benefits, as well as the benefits to which each Executive will be entitled if his employment is terminated for various reasons.

The Employment Agreement with Mr. Spring has an initial term of three years and provides from a base salary of $225,000 and a discretionary annual bonus of up to 100% of Mr. Spring's annual salary. The discretionary bonus is to be determined based upon the achievement of annual company and individual performance goals. The Employment Agreement provides that Mr. Spring is entitled to a one time termination payment equal to the remaining payments of base salary (and in no event less than twelve months) and additional payment equal to the greater of (x) the bonus received by Mr. Spring for the prior fiscal year and (y) 50% of his base salary for the fiscal year in which the termination occurs, if his employment is terminated by the Company without cause or if he voluntarily terminates his employment with the Company for good reason.

The Employment Agreements with Messrs. Brown and Easterly have initial terms of three years and provide for base salaries of $115,000 and $105,000 respectively. Messrs. Brown and Easterly are also entitled to a discretionary bonus of up to 60% of their annual base salary. The Employment Agreements provide severance payments through the end of the term (and in no event for a period of less than 12 months) if employment is terminated by the Company without cause or if Messrs. Brown or Easterly terminates their employment with the Company for good reason.

Each Employment Agreement contains non-competition, non-solicitation and confidentiality provisions.

OPTION EXERCISES AND YEAR-END OPTION VALUES
The following table sets forth certain information concerning stock options exercised during the year ended December 29, 1996 and the number and value of unexercised stock options held by each of the named executive officers as of December 29, 1996.

              AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION VALUES (1)

                   SHARES                NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                  ACQUIRED               UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS AT
                     ON      VALUE     OPTIONS AT FISCAL YEAR-END         FISCAL YEAR-END
                  EXERCISE  REALIZED      (#)                            ($)
                    (#)       ($)     ---------------------------  ---------------------------
      NAME                            EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE

Ueli Spring       0         0                42,500              0        31,875              0
Harold Brown      0         0                25,000              0        18,750              0
Gary Easterly     0         0                10,000              0         7,500              0
David Thal        0         0                 7,500              0         5,625              0
Ed Lawson         0         0                 5,000              0         3,750              0
Daniel Pierce     0         0                 5,000              0         3,750              0
Ralph Bredenbeck  0         0                 2,500              0         1,875              0
Teresa Johnson    0         0                 2,500              0         1,875              0


(1) Options are for shares of Class A Common Stock of MS Acquisition Corp.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Compensation of the Company's executive officers has historically been determined by the Company's Board of Directors. Ueli Spring is the only employee or present or former officer of the Company who participated in deliberations of the Company's Board concerning executive officer compensation during the Company's last completed fiscal year. In August 1996, the Company established a compensation committee consisting of three members: Michael Delaney, Ueli Spring and John Wurster. Mr. Spring is the President and Chief Executive Officer of the Company.

There are no interlocks between the Company and other entities involving the Company's executive officers and board members who serve as executive officers or board members of other entities, except with respect to Export, Holdings and MS Acquisition. The officers and directors of the Company also serve as officers and directors of Aetna Holdings and MS Acquisition. Mr. Spring and Mr. Brown, who are officers and directors of the Company, Aetna Holdings and MS Acquisition, also serve as officers and directors of Export.

Item 12. Security Ownership of Certain Beneficial Ownership and Management

All of the outstanding capital stock of the Company is currently owned by Aetna Holdings, and all of the outstanding capital stock of Aetna Holdings is currently owned by MS Acquisition. The following table sets forth certain information regarding the equity ownership of MS Acquisition as of March 1, 1997 by (i) each person or entity who owns five percent or more of any class of voting securities of MS Acquisition, (ii) each director of the Company, (iii) the Chief Executive Officer of the Company and the four most highly compensated executive officers (other than the Chief Executive Officer) of the Company as of

December 29, 1996, and (iv) the directors and offices of the Company as a group. Unless otherwise specified, all shares are directly held. Shares of Class B Common Stock are non-voting. Each share of Class A Common Stock is convertible into one share of Class B Common Stock and each share of Class B Common Stock is convertible into one share of Class A Common Stock.


                                             CLASS A COMMON STOCK       CLASS B COMMON STOCK
                                           AMOUNT OF      PERCENT OF  AMOUNT OF   PERCENT OF
                                           OWNERSHIP (1)  CLASS       OWNERSHIP   CLASS
Citicorp Venture Capital, Ltd. (2)              $187,871        49.0%   $516,590       100.0%
399 Park Avenue
New York, NY  10043
David Howe (3)                                   187,871        49.0     516,590       100.0
Citicorp Venture Capital, Ltd.
399 Park Avenue
New York, NY  10043
Michael Delaney (3)                              187,871        49.0     516,590       100.0
Citicorp Venture Capital, Ltd.
399 Park Avenue
New York, NY  10043
The Prudential Life Insurance Company of
America, as Asset Manager for The
Gateway Recovery Trust (4)                        65,175        17.0
c/o Financial Restructuring Group
Gateway Center Four
100 Mulberry Street
Newark, NJ  07102
The Berkshire Fund (5)                            59,636        15.6
One Boston Place
Suite 3425
Boston, MA  02108
State Treasurer of the State of Michigan,
Custodian of the Public School Employees'
Retirement System; State Employees'
Retirement System; Michigan State Police
Retirement System; Judges' Retirement
System; and Probate Judges' Retirement
system                                            27,077         7.1
c/o Michigan Department of Treasury
450 West Allegan
Lansing, MI  48922
Ueli Spring                                        5,093         1.3
Aetna Industries, Inc.
24331 Sherwood Avenue
Center Line, MI  48015-0067
Harold A. Brown                                    1,834           *
Aetna Industries, Inc.
24331 Sherwood Avenue
Center Line, MI  48015-0067
Gary Easterly                                        984           *
Aetna Industries, Inc.
24331 Sherwood Avenue
Center Line, MI  48015-0067
                                           -------------  ----------  ----------  ----------

All directors and officers as a group
(10 persons) (6)                                 198,459        51.8     516,590       100.0
                                           =============  ==========  ==========  ==========


*   Represents less than 1%.
(1) Does not include shares of Class B Common Stock convertible into Class A Common Stock.

(2) Taking into account the shares of Class A Common Stock and Class B Common Stock owned by CVC and the officers referred to in the next sentence, the collective ownership of CVC and such officers represents 78.3% of the New Common Stock. CVC has transferred beneficial ownership of a portion of its Class A Common Stock and Class B Common Stock set forth above to a group comprised of certain individual officers of CVC (including Michael Delaney and David Howe), which shares are included in the aggregate total shown.

(3) Consists of shares held by CVC, which may be deemed to be beneficially owned by Messrs. Delaney and Howe and 657 shares of Class A Common stock and 1,808 shares of Class B Common Stock owned by Mr. Howe. Messrs. Delaney and Howe disclaim beneficial ownership of such shares (except for the 657 and 1,127 shares of Class A Common Stock and for the 1,808 and 3,100 shares of Class B Common Stock).

(4) The Prudential Life Insurance Company of America, as Asset Manager for The Gateway Recovery Trust, has voting and dispositive power with respect to all 65,175 shares of Class A Common Stock and, accordingly, may be deemed to be the beneficial owner thereof.

(5) Berkshire Capital Associates Limited Partnership ("BCALP") is the General Partner of The Berkshire Fund and, consequently, has the power to control the exercise of votes with respect to the shares of Class A Common Stock held by The Berkshire Fund. Each of Carl Freenback, Bradley M. Bloom, James Christopher Clifford, Russell L. Epker and Richard K. Lubin is a General Partner of BCALP and thereby has the ability to control the activities of BCALP. Each of them, therefore, has the power to control the exercise of votes with respect to the shares of Class A Common Stock held by The Berkshire Fund. Each of them also owns directly 478 shares of Class A Common Stock and therefore has the power to control the exercise of votes with respect to 60,114 shares of MS Acquisition, constituting 15.7% of the aggregate outstanding shares of Class A Common Stock. Each of the general partners of BCALP disclaims beneficial ownership of the 59,636 shares of Class A Common Stock held by The Berkshire Fund.

(6) Includes shares held by CVC, which may be deemed to be beneficially owned by Messrs. Delaney and Howe. Messrs. Delaney and Howe disclaim beneficial ownership of shares held by CVC.

Item 13. Certain Relationships and Related Transactions

Jerome Singer, the former chairman of the Company's Board of Directors, owns and leases to the Company seven of the 14 facilities currently used by the Company in its operations. For the year ended December 29, 1996, the Company paid to Mr. Singer approximately $1.0 million in the aggregate in respect of rental payments under such leases. Management believes that all such leases, from the Company's perspective, are on terms equal to or better than current market rates for such properties.

Pursuant to a promissory note, the Company has outstanding from Ueli Spring, President of the Company, a demand loan in the aggregate principal amount of $75,000, plus accumulated interest. The loan bears interest at the prime rate
plus 1.0%.   As of December 29, 1996, the aggregate amount owed to the Company by Mr. Spring in respect of the loan was $114,736.

Pursuant to a Management Agreement (the "Berkshire Management Agreement") between the Company, MS Acquisition and Berkshire Partners, since March 1989, Berkshire Partners, a shareholder of MS Acquisition, had provided to the Company and MS Acquisition certain advisory and management consulting services relating to financial and strategic corporate planning. In consideration for such services, the Company had paid out-of-pocket expenses incurred in performing such services. The Berkshire Management Agreement was terminated on August 13, 1996 in connection with the Transactions. In connection with such termination, the Company paid Berkshire Partners accrued management fees and current operating expenses of approximately $250,000 with a portion of the proceeds of the issuance of the Old Notes.

Messrs. Spring, Brown and Easterly and certain other employees of the Company received in the aggregate bonuses of approximately $350,000 in recognition of the quantity and quality of the services performed by these individuals to facilitate the consummation of the Transactions. These services included: management of the business, preparation and presentation of data, functioning as liaison between management and the Company's professional advisors and structuring and negotiating specific aspects of the Transactions.

Mr. Singer was paid approximately $225,000 accrued compensation in connection with the Transactions.

In connection with the Transactions, the Company entered into a management agreement with MS Acquisition (the "Management Agreement") pursuant to which MS Acquisition has agreed to provide to the Company and any subsidiary certain management and administrative services. The initial term of the Management Agreement extends through December 1997. In consideration for services provided thereunder, the Company has agreed to reimburse MS Acquisition for the actual cost of the services rendered. The Company is also responsible for contributing to the general operating costs of MS Acquisition. The Company's obligations to reimburse MS Acquisition may be deferred, without interest, if payment of such reimbursement obligations would be restricted by the Indenture or the Senior Revolving Credit Facility.

                                    PART IV

Item 14. Exhibits, Financial statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report.

    1.   Financial Statements and Financial Statement Schedules

         See the "Index to Financial Statements" included in this report, as well as the "Report of Independent Accountants"

    2.   Exhibits

         See Exhibit index included in this report.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended December 29, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange ct of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on March 28, 1997.

Each signature hereby acknowledges and adopts the typed form of his name in the electronic filing of this document with the Securities and Exchange Commission.

                                            Aetna Industries, Inc.
                                            MS Acquisition Corp.
                                            Aetna Holdings, Inc.
                                            Aetna Export Sales, Inc.
                                            (Registrants)

                    By:  /s/ Harold A. Brown
                         --------------------------------------------
                         Harold A. Brown
                         Vice President-Finance, Secretary of Aetna Industries, Inc., MS Acquisition Corp. and Aetna Holdings, Inc. and Director, Treasurer and Secretary of Aetna Export Sales, Inc. (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                          TITLE                                              DATE
/s/ Ueli Spring            Director, President and CEO Aetna Industries,           March 28, 1997
-----------------------    Inc. MS Accuiston Corp., Aetna-Holdings, Inc.
  Ueli Spring              and Director and President of Aetna Export
                           (Principal Executive Officer)


/s/ Harold A. Brown        Director, Vice President-Finance, Secretary of          March 28, 1997
-----------------------    Aetna Industries, Inc., MS Acquisition Corp.
 Harold A. Brown           and Aetna Holdings, Inc. and Director, Treasurer
                           and Secretary of Aetna Export Sales, Inc.
                           (Principal Financial and Accounting Officer)


/s/ Michael Delaney        Director of Aetna Industries, Inc.,                     March 28, 1997
-----------------------    MS Acquisition Corp. and Aetna Holdings, Inc.
  Michael Delaney

 /s/ David Howe            Director of Aetna Industries, Inc.,                     March 28, 1997
-----------------------    MS Acquisition Corp. and Aetna Holdings, Inc.
   David Howe

/s/ John Wurster           Director of Aetna Industries, Inc.,                     March 28, 1997
-----------------------    MS Acquisition Corp. and Aetna Holdings, Inc.
  John Wurster

/s/ Edward J. Rogers       Director of Aetna Export Sales, Inc.                    March 28, 1997
-----------------------
 Edward J. Rogers

/s/ Graham  J. Dunn        Director of Aetna Export Sales, Inc.                    March 28, 1997
-----------------------
 Graham J. Dunn

                       REPORT OF INDEPENDENT ACCOUNTANTS

February 7, 1997

To the Board of Directors
and Stockholders of
Aetna Industries, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of Aetna Industries, Inc. and its subsidiaries at December 29, 1996 and December 31, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
Price Waterhouse LLP

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                              DECEMBER 29,  DECEMBER 31,
ASSETS                                                            1996          1995
Current assets
  Cash                                                              $  4,011      $    291
  Accounts receivable (less allowance for doubtful accounts of
  $510 and $240 respectively)                                         32,753        28,522
  Inventories                                                          8,756         8,659
  Tooling                                                              1,592         2,658
  Prepaid expenses, including income taxes                               651           502
  Deferred income taxes                                                  318           518
                                                                    --------      --------
    Total current assets                                              48,081        41,150
                                                                    --------      --------

Property, plant and equipment
  Land                                                                 2,104         1,652
  Buildings and improvements                                          12,548        11,082
  Machinery and equipment                                             63,906        54,480
  Construction-in-progress                                             3,944         9,434
                                                                    --------      --------
    Total property, plant and equipment                               82,502        76,648
  Less - accumulated depreciation                                    (33,068)      (27,775)
                                                                    --------      --------
    Net property, plant and equipment                                 49,434        48,873
                                                                    --------      --------

Other assets
  Deferred costs and other assets                                      5,769         1,644
  Cost in excess of net assets acquired                               25,774        26,575
                                                                    --------      --------
    Total other assets                                                31,543        28,219
                                                                    --------      --------
                                                                    $129,058      $118,242
                                                                    ========      ========


          See accompanying notes to consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                         (A WHOLLYOWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                       DECEMBER 29,  DECEMBER 31,
  LIABILITIES AND STOCKHOLDER'S EQUITY                     1996          1995
  Current liabilities
    Accounts payable                                    $  24,958     $  31,566
    Accrued expenses                                       12,104        10,109
    Current portion of longterm debt                                      2,500
                                                        ---------     ---------
      Total current liabilities                            37,062        44,175
                                                        ---------     ---------
  Long-term debt, less current portion                     85,000        15,799
                                                        ---------     ---------
  Subordinated debt                                                      41,942
                                                        ---------     ---------
  Deferred income taxes                                     8,136         8,924
                                                        ---------     ---------
  Commitments and contingencies (Note 9)

  Stockholder's equity
    Common stock - $.01 par value; 1,000 issued and
    outstanding, respectively
    Contributed capital                                     9,024         9,024
    Accumulated deficit                                   (10,164)       (1,622)
                                                        ---------     ---------
                                                           (1,140)        7,402
                                                        ---------     ---------
                                                        $ 129,058     $ 118,242
                                                        =========     =========


          See accompanying notes to consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)



                                                                 YEAR ENDED
                                                    DECEMBER 29, DECEMBER 31,  JANUARY 1,
                                                       1996         1995         1995

Net sales                                             $211,462    $211,905     $204,850
Cost of sales                                          180,998     183,542      172,428
Selling, general and administrative expenses            15,644      13,331       12,898
                                                      --------    --------     --------
Operating income                                        14,820      15,032       19,524
                                                      --------    --------     --------
Interest expense, net                                    9,022       8,579        8,929
                                                      --------    --------     --------
Income before extraordinary item and
income taxes                                             5,798       6,453       10,595
Income tax provision                                     2,105       1,877        4,000
                                                      --------    --------     --------
Income before extraordinary item                         3,693       4,576        6,595
                                                      --------    --------     --------
Extraordinary item (net of income taxes of $594)         1,153
                                                      --------    --------     --------

Net income                                            $  2,540    $  4,576     $  6,595
                                                      ========    ========     ========


          See accompanying notes to consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED
                                                      DECEMBER 29, DECEMBER 31, JANUARY 1,
                                                         1996         1995       1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $  2,540    $  4,576    $  6,595
Adjustments to reconcile net income to net cash
provided by operating activities -
  Depreciation and amortization                           7,965       6,579       6,150
  Deferred interest                                                   1,281       2,995
  Deferred income taxes                                    (588)       (860)        748
  Changes in assets and liabilities
     Accounts receivable                                 (4,231)         116     (6,159)
     Inventories                                            (97)         750       (503)
     Tooling                                              1,066       (1,790)     3,830
     Prepaid expenses                                      (149)          54       (322)
     Accounts payable                                    (6,608)       2,954      8,312
     Accrued expenses                                     1,995          904        394
                                                       --------    ---------   --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES          1,893       14,564     22,040
                                                       --------    ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment               (7,023)     (10,103)    (6,125)
Disposals of property, plant and equipment                  493
Other, net                                                   83         (149)      (329)
                                                       --------    ---------   --------
       NET CASH USED FOR INVESTING ACTIVITIES            (6,447)     (10,252)    (6,454)
                                                       --------    ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt                           85,000
Dividends paid                                          (11,082)
Debt issuance costs                                      (5,403)
Principal payments on longterm debt                     (49,192)      (5,400)   (15,727)
Net change in line of credit                            (11,049)       1,216        294
                                                       --------    ---------   --------
       NET CASH PROVIDED BY (USED FOR)
         FINANCING  ACTIVITIES                            8,274       (4,184)   (15,433)
                                                       --------    ---------   --------
Net increase in cash                                      3,720          128        153
Cash - beginning of year                                    291          163         10
                                                       --------    ---------   --------
Cash - end of year                                     $  4,011    $     291   $    163
                                                       ========    =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                 $ 19,475    $   4,480   $ 12,027
                                                       ========    =========   ========
Cash paid during the year for income taxes             $  1,959    $   2,750   $  4,350
                                                       ========    =========   ========


          See accompanying notes to consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



1. ORGANIZATION AND BASIS OF PRESENTATION

   Aetna Industries, Inc. (Aetna or the Company) is a wholly-owned subsidiary of MS Acquisition Corp. (MS Acquisition) and Aetna Holdings, Inc. (Aetna Holdings). MS Acquisition was formed for the sole purpose of purchasing Aetna and does not have any significant assets or liabilities, other than preferred stock, junior subordinated debentures and accruals resulting from the transactions described below.

   TRANSACTIONS

   On August 13, 1996, MS Acquisition completed a recapitalization. MS Acquisition amended its charter to provide for the reclassification of its capital stock into two new classes of common stock (voting and non-voting) (together, New Common) and a new class of preferred stock (New Preferred). Existing MS Acquisition stockholders exchanged their existing MS Acquisition shares, pro rata, for New Preferred and New Common. Citicorp Venture Capital, Ltd. and related parties purchased shares of New Common and New Preferred for $10,000 in cash from the existing MS Acquisition stockholders. MS Acquisition formed Aetna Holdings and contributed to Aetna Holdings all of the capital stock of the Company. Aetna Holdings then purchased from existing stockholders approximately 61% of their existing MS Acquisition stock in exchange for (i) $11,082 in cash (Holdings consideration) and (ii) $8,731 in principal amount of 11.0% junior subordinated debentures of Aetna Holdings due in 2007. The former stockholders retained (i) $2.36 million in stated value of New Preferred and (ii) shares of New Common representing 20.6% of the New Common on a fully-diluted basis.


   Also, on August 13, 1996, Aetna issued $85,000 of 11-7/8% Senior Notes due 2006 (the Notes) in a private placement. The proceeds of this issuance were used (i) to repay all of the outstanding indebtedness, accrued interest and prepayment penalties of Aetna, (ii) to fund the $11,082 cash component of the Holdings consideration, (iii) to pay approximately $651 to terminate certain outstanding employee options, (iv) to pay fees and expenses of approximately $5,000 in connection with the Transactions, (v) to pay approximately $570 of bonuses and accrued compensation to certain directors and officers of Aetna, (vi) to pay $250 in accrued management fees and (vii) for general corporate purposes.

   The prepayment penalty relating to Aetna's subordinated debt, which aggregated $1,153 (net of $594 of taxes), has been shown as an extraordinary item in the statement of operations.


2. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

   FISCAL YEAR
   The Company's fiscal year ends on the Sunday closest to December 31. Fiscal years 1996, 1995 and 1994 consisted of 52 weeks and ended on December 29, 1996, December 31, 1995 and January 1, 1995, respectively.

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


2. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   DESCRIPTION OF OPERATIONS AND MAJOR CUSTOMERS
   The Company's primary business operations are the manufacture of automotive stampings and assemblies used as original equipment components by North American automotive manufacturers in the production of sport utility vehicles, mini-vans, other light trucks and passenger cars.

   The Company's financial condition and results of operations depend significantly on two major automotive manufacturers, Chrysler Corporation (Chrysler) and General Motors Corporation (GM). Following is a summary of net production sales to such key customers, as a percentage of net production sales:


                                     1996  1995  1994

   Chrysler                           61%   60%   62%
   GM                                  33    36    35
   Other                                6     4     3
                                     ----  ----  ----
                                     100%  100%  100%
                                     ====  ====  ====


   PRINCIPLES OF CONSOLIDATION
   The consolidated financial statements include the accounts of the Company and a foreign sales corporation which is a wholly-owned subsidiary of Aetna. The financial condition and results of operations of the Company's foreign sales corporation are not significant. All significant intercompany transactions and account balances have been eliminated in consolidation.

   USE OF ESTIMATES
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   CASH AND CASH EQUIVALENTS
   The Company considers cash on hand, deposits in banks and short-term marketable securities with maturities of 90 days or less as cash and cash equivalents for the purpose of the statement of cash flows.

   FINANCIAL INSTRUMENTS
   The Company records all financial instruments, including accounts receivable and accounts payable, at cost, which approximates market value.

   REVENUE RECOGNITION
   Revenue from sales and the corresponding receivables are recorded upon shipment of product to the customer.

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


2. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   INVENTORIES
   Inventories of stampings and assemblies are valued at the lower of cost, determined by the last-in, first-out (LIFO) method, or market. Inventories of purchased parts and purchased labor are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.

   PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment are stated at cost, less any impairment loss. The Company provides for depreciation principally using the straight-line method over the following estimated useful lives:

                                                  YEARS

                      Buildings and improvements  20 - 30
                      Machinery and equipment      5 - 15


   Upon retirement or disposal, the asset cost and related accumulated depreciation is removed from the accounts and the net amount, less proceeds, is charged or credited to income. Expenditures for renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged against income as incurred.

   The Company adopted Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" (FAS 121) in the first quarter of 1996. The adoption of this new standard did not have a material impact on the Company's financial statements for the year ended December 29, 1996.

   COST IN EXCESS OF NET ASSETS ACQUIRED
   Cost in excess of net assets acquired is being amortized over forty years using the straight-line method. Accumulated amortization aggregated $6,276 and $5,475 at December 29, 1996 and December 31, 1995, respectively. The Company periodically evaluates the eventual recoverability of the cost in excess of net assets acquired based on estimated future operating results and cash flows.

   START-UP AND PREOPERATING EXPENSES
   Incremental costs incurred relating to the start-up of a new production facility were capitalized as deferred costs and were being amortized over a five-year period commencing January 1992. Accumulated amortization aggregated $1,694 at December 31, 1995. These costs were fully amortized during 1996.

   INCOME TAXES
   Deferred tax assets and liabilities are provided for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of the Company's assets and liabilities.

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


   3. INVENTORIES

      Inventories are comprised of the following:


                                                  DECEMBER 29,  DECEMBER 31,
                                                      1996          1995

      Inventories valued at LIFO
         Raw materials                                $1,758        $2,034
         Work-in-process                               3,458         2,989
         Finished goods                                2,195         2,273
                                                      ------        ------
                                                       7,411         7,296
      LIFO reserve                                      (335)         (240)
                                                      ------        ------
                                                       7,076         7,056
                                                      ------        ------
         Inventories valued at FIFO
           Purchased parts and purchased labor         1,680         1,603
                                                      ------        ------

         Total inventories                            $8,756        $8,659
                                                      ======        ======


4. ACCRUED EXPENSES

   Accrued expenses are comprised of the following:


                                            DECEMBER 29,   DECEMBER 31,
                                               1996            1995

      Accrued workers' compensation expense  $ 3,155            $ 3,329
      Accrued interest                         4,018              1,423
      Taxes other  than income                 2,357              1,556
      Other                                    2,574              3,801
                                             -------            -------
                                             $12,104            $10,109
                                             =======            =======
5. RELATED PARTY TRANSACTIONS

   The Company leases certain real property from a stockholder at less than fair market value rates under lease agreements expiring in 2006. Approximately $2,425, which represents the present value at the date of acquisition of the favorable lease terms using a 13.0% interest rate, has been recorded as property, plant and equipment and is being amortized on a straight-line basis over the lease terms. Rent expense under these lease agreements aggregated $1,013, $965 and $919 during 1996, 1995 and 1994, respectively. Future minimum rental payments due under these lease agreements are as follows:

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


   5. RELATED PARTY TRANSACTIONS (CONTINUED)

      YEAR ENDING
          1997                               $ 1,005
          1998                                   937
          1999                                   984
          2000                                 1,033
          2001                                 1,085
          Thereafter                           6,293
                                             -------
                                             $11,337
                                             =======

    The Company had a management agreement with a related party whereby it was charged an annual fee of $250 for management services during 1995 and 1994. During 1996, the Company incurred $154 of management fees. Such fees were eliminated in connection with the recapitalization of the Company's parent, MS Acquisition, discussed in Note 1.

6.  STOCKHOLDER'S EQUITY

    The changes in stockholder's equity were as follows:

                                                                      TOTAL
                                       CONTRIBUTED  ACCUMULATED   STOCKHOLDER'S
                                         CAPITAL      DEFICIT        EQUITY
   Balance at January 2, 1994             $9,024    $ (12,792)      $ (3,768)
                                          ------    ---------       --------
   Net income                                           6,595          6,595
                                          ------    ---------       --------
   Balance at January 1, 1995              9,024       (6,197)         2,827

   Net income                                           4,576          4,576
                                          ------    ---------       --------
   Balance at December 31, 1995            9,024       (1,622)         7,402

   Net income                                           2,540          2,540
   Dividends paid to MS Acquisition                   (11,082)       (11,082)
                                          ------    ---------       --------

   Balance at December 29, 1996           $9,024    $ (10,164)      $ (1,140)
                                          ======    =========       ========

   Aetna Holdings has issued $9,229 of junior subordinated debentures and unfunded contractual obligations to certain former option holders. To the extent cash interest and pre-payments of such debentures are permitted under the Company's 11-7/8% Senior Notes Indenture and the revolving credit facility, Aetna may pay dividends to Aetna Holdings to fund such payments. Aetna paid $1,554 of cash and pre-payments of principal on these debentures and obligations in February 1997 on behalf of Aetna Holdings.

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


7. EMPLOYEE BENEFIT PLANS


   The Company has four defined benefit pension plans covering the majority of its hourly employees. The Company's funding policy is to fund costs as required under the Employee Retirement Income Security Act of 1974, as amended. The plans' assets are invested in a master trust.

   The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets at December 29, 1996 and December 31, 1995:


                                         DECEMBER 29, 1996     DECEMBER 31, 1995
                                         -----------------  ------------------------
                                               ASSETS         ASSETS    ACCUMULATED
                                               EXCEED         EXCEED     BENEFITS
                                             ACCUMULATED   ACCUMULATED    EXCEED
                                               BENEFITS      BENEFITS     ASSETS
Actuarial present value of benefit
obligations:
Accumulated benefit obligation,
including vested benefits of
$1,400, $278 and $1,063,
respectively                                     $1,528       $1,145       $  287
                                                 ======       ======       ======

Plan assets at fair value                        $1,709       $1,157       $  277
Projected benefit obligation for
service rendered to date                          1,528        1,145          287
                                                 ------       ------       ------
Plan assets in excess of (less than)
projected benefit obligation                        181           12          (10)
Unrecognized loss from prior
experience                                          419          426          142
                                                 ------       ------       ------
Prepaid pension cost included
in deferred costs and other assets               $  600       $  438       $  132
                                                 ======       ======       ======

Weighted average discount rate                      7.0%         7.0%         7.0%
                                                 ======       ======       ======
Estimated long-term rate of return
on assets                                           9.5%         9.5%         9.5%
                                                 ======       ======       ======


                                                  1996         1995         1994
Pension cost includes:
  Service cost                                   $  158       $  102       $  116
  Interest cost                                     102           88           92
  Actual return on assets                          (217)        (262)         126
  Net amortization                                  100          164         (233)
                                                 ------       ------       ------
                                                 $  143       $   92       $  101
                                                 ======       ======       ======

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


7. EMPLOYEE BENEFIT PLANS (CONTINUED)

   The Company also maintains a 401(k) plan for all eligible nonunion employees, and a 401(k) plan for certain union employees not covered by the defined benefit plans above. For fiscal 1996, 1995 and 1994, the Company incurred $140, $130 and $101, respectively, of expense related to 401(k) plans.

8. INCOME TAXES

   The Company is included in the consolidated United States federal income tax return filed by MS Acquisition. Accordingly, the provision for federal income taxes and the related payments or refunds of tax are determined on a consolidated basis. The Company's income tax provisions compiled on a separate return basis would have been consistent with those recorded in its financial statements.

   The income tax provision comprises the following:


                                    1996      1995         1994
   Current income taxes payable    $2,804    $2,782      $3,252
   Deferred income taxes             (699)     (905)        748
                                   ------    ------      ------
                                   $2,105    $1,877      $4,000
                                   ======    ======      ======

Deferred tax assets and liabilities are comprised of the following:

                                  DECEMBER 29,   DECEMBER 31,
                                      1996          1995
DEFERRED TAX ASSETS
Workers' compensation               $ 1,046         $ 1,105
Other                                   896             727
                                    -------         -------
  Gross deferred tax assets           1,942           1,832
                                    -------         -------
DEFERRED TAX LIABILITIES
Depreciation                          7,999           8,494
Inventory                             1,647           1,225
Deferred costs and other                114             519
                                    -------         -------
  Gross deferred tax liabilities      9,760          10,238
                                    -------         -------
Net deferred tax liability          $ 7,818         $ 8,406
                                    =======         =======

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


   8. INCOME TAXES (CONTINUED)

   A reconciliation of the U.S. federal statutory rate to the Company's effective rate is as follows:

                                                       1996   1995    1994

      U.S. federal statutory rate                      35.0%  35.0%   35.0%
      Effect of graduated rates                        (1.0)  (1.0)
      Non-deductible goodwill                           7.2    4.2     2.7
      Reversal of tax reserves no longer required             (2.7)   (2.9)
      Effect of 1% increase (decrease) in federal
        rate on deferred tax balances                         (3.9)    2.5
      Research and development credit refunds          (3.0)
      Other                                            (1.9)  (2.6)    0.5
                                                       ----   ----    ----
                                                       36.3%  29.0%   37.8%
                                                       ====   ====    ====

9. CONTINGENCIES AND LEASE COMMITMENT

   The Company leases a production facility under a lease agreement accounted for as an operating lease. The lease agreement calls for annual rent of approximately $593 through December 1998 and annual rent of approximately $495 through October 1999 and provides for three five-year renewal options. Additionally, the Company leases certain machinery and equipment under operating leases. Future minimum rental payments on the machinery and equipment are as follows: 1997 - $308; 1998 - $295; 1999 - $148; 2000 -
   $48, 2001 - $32.

10. LONG-TERM DEBT

    A summary of long-term debt is as follows:


                                                                  DECEMBER 29,    DECEMBER 31,
                                                                      1996            1995
11-7/8% Senior Notes due 2006                                       $85,000          $     -

Note payable to bank in quarterly principal installments
of $1,250 and a final payment of $3,500 originally
due October 31, 1996, refinanced on May 2, 1996.                                       7,250

Note payable to bank under a revolving line of credit facility.                       11,049
                                                                    -------          -------
                                                                     85,000           18,299
Less - current portion                                                                (2,500)
                                                                    -------          -------
                                                                    $85,000          $15,799
                                                                    =======          =======

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


10.  LONG-TERM DEBT (CONTINUED)

     On August 13, 1996, the Company issued $85,000 of its 11-7/8% Senior Notes due 2006 (Old Notes) in a private placement offering. On December 13, 1996, the Old Notes were exchanged for new $85,000, 11-7/8% Senior Notes due 2006 (New Notes). The New Notes have substantially the same terms as the Old Notes except with respect to certain transfer restrictions and registration rights relating to the Old Notes. These notes have certain restrictive covenants including limitations on the following matters: (i) the incurrence of additional indebtedness, (ii) the issuance of preferred stock by subsidiaries, (iii) the creation of liens, (iv) sale and leaseback transactions, (v) restricted payments, (vi) the sales of assets and subsidiary stock, (vii) mergers and consolidations, (viii) payment restrictions affecting subsidiaries and (ix) transactions with affiliates. At December 29, 1996, the fair market value of the Senior Notes approximated its carrying value.

     At December 31, 1995, the Company had $11,049 outstanding under a revolving line-of-credit facility. In May 1996, the Company executed a new credit agreement whereby it may borrow, based upon available collateral as defined in the agreement (principally inventory, tooling, and accounts receivable), up to $35,000 at either (i) a Floating Rate, defined as the greater of the Prime Rate or the sum of 1% plus the Federal Funds Rate, or
     (ii) a Eurodollar Rate plus a margin agreed to by the banks. The Company is also charged a monthly fee equal to 0.5% per annum of the daily average unused amount of the credit agreement.

     The new credit agreement contains, among other provisions, covenants relating to the ratios of (i) debt to earnings before income taxes, interest and depreciation and amortization (EBITDA) and (ii) interest expense to EBITDA.

     In August 1996, in connection with the recapitalization of its parent (see
     Note 1), the Company amended and restated this working credit facility. The terms and covenants remained substantially unchanged.

     Debt issuance costs related to the issuance of the 11-7/8% Senior Notes aggregated $5,204, and are being amortized over the term of the Notes. Costs associated with the new credit agreement totaled $199 and are being amortized over the five year term. Accumulated amortization for these costs aggregated $246 at December 29, 1996.

                       REPORT OF INDEPENDENT ACCOUNTANTS

February 7, 1997


To the Board of Directors
and Stockholders of
MS Acquisition Corp.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of MS Acquisition Corp. and its subsidiaries at December 29, 1996 and December 31, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
Price Waterhouse LLP

                              MS ACQUISITION CORP.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      DECEMBER 29, DECEMBER 31,
ASSETS                                                   1996         1995
Current assets
   Cash                                                $  4,011     $    291
   Accounts receivable (less allowance for
    doubtful accounts of $510 and $240, respectively)    32,113       28,522
   Inventories                                            8,756        8,659
   Tooling                                                1,592        2,658
   Prepaid expenses                                         651          502
   Deferred income taxes                                    318          518
                                                       --------     --------
     Total current assets                                47,441       41,150
                                                       --------     --------
Property, plant and equipment
   Land                                                   2,104        1,652
   Buildings and improvements                            12,548       11,082
   Machinery and equipment                               63,906       54,480
   Construction-in-progress                               3,944        9,434
                                                       --------     --------
Total property, plant and equipment                      82,502       76,648
Less - accumulated depreciation                         (33,068)     (27,775)
                                                       --------     --------
     Net property, plant and equipment                   49,434       48,873
                                                       --------     --------
Other assets
  Deferred costs and other assets                         5,769        1,644
  Cost in excess of net assets acquired                  25,774       26,575
                                                       --------     --------
     Total other assets                                  31,543       28,219
                                                       --------     --------
                                                       $128,418     $118,242
                                                       ========     ========

          See accompanying notes to consolidated financial statements.

                              MS ACQUISITION CORP.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                    DECEMBER 29,  DECEMBER 31,
                                                                       1996          1995
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                     $24,958       $31,566
  Accrued expenses                                                      12,361        10,109
  Current portion of long-term debt                                      2,427         2,500
                                                                      --------      --------
    Total current liabilities                                           39,746        44,175
                                                                      --------      --------
Long-term debt, less current portion                                    85,000        15,799
                                                                      --------      --------
Subordinated debt                                                                     41,942
                                                                      --------      --------
Junior subordinated debentures                                           6,802
                                                                      --------      --------
Deferred income taxes                                                    8,136         8,924
                                                                      --------      --------
Commitments and contingencies (Note 11)
Redeemable preferred stock
  Series A, - $100 stated value and 114,967 shares authorized issued and outstanding at December 29, 1996 and
  $.01 par value and  80,168 shares authorized, issued
  and outstanding at December 31, 1995                                  11,979             1
  Series B, - $100 stated value and $.01 par value;
  2,000,000 and 250,000 shares
  authorized, 68,341 shares issued and
  outstanding at December 31, 1995
  Additional paid-in capital                                                           2,407

Stockholders' equity
  Class A, common stock - $.01 par value; 5,000,000 and
  1,040,000 shares authorized; 383,409 and 525,000
  shares issued and outstanding, respectively                                4             5
  Class B, common stock - $.01 par value; 5,000,000 and
  1,040,000 shares authorized, 516,590 and 400,000 shares
  issued and outstanding                                                     5             4
  Additional paid-in capital                                            15,509        14,991
  Accumulated deficit                                                  (31,487)       (2,730)
  Fair market value in excess of historical cost of net
  assets acquired from entities partially under common control          (7,276)       (7,276)
                                                                      --------      --------
                                                                       (23,245)        4,994
                                                                      --------      --------

                                                                      $128,418      $118,242
                                                                      ========      ========


          See accompanying notes to consolidated financial statements.

                              MS ACQUISITION CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (AMOUNTS IN THOUSANDS)



                                                                 YEAR ENDED
                                                    DECEMBER 29,  DECEMBER 31,  JANUARY 1,
                                                        1996          1995         1995
Net sales                                             $211,462      $211,905    $204,850
Cost of sales                                          180,998       183,542     172,428
Selling, general and administrative expenses            15,650        13,331      12,898
                                                      --------      --------    --------
Operating income                                        14,814        15,032      19,524
                                                      --------      --------    --------
Interest expense, net                                    9,406         8,579       8,929
                                                      --------      --------    --------
Income before extraordinary item and
income taxes                                             5,408         6,453      10,595
Income tax provision                                     1,972         1,877       4,000
                                                      --------      --------    --------
Income before extraordinary item                         3,436         4,576       6,595
Extraordinary item (net of income taxes of $594)         1,153
                                                      --------      --------    --------

  Net income before preferred stock dividend             2,283      $  4,576    $  6,595
                                                      --------      ========    ========

Preferred stock dividend requirements                     (482)
                                                      --------

  Net income available for common stockholders        $  1,801
                                                      ========



          See accompanying notes to consolidated financial statements.

                              MS ACQUISITION CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)



                                                                  YEAR ENDED
                                                     DECEMBER 29,  DECEMBER 31,  JANUARY 1,
                                                         1996          1995         1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $  2,283      $  4,576    $  6,595
Adjustments to reconcile net income to net
  cash provided by operating activities -
    Depreciation and amortization                         7,965         6,579       6,150
    Deferred interest                                                   1,281       2,995
    Deferred income taxes                                  (588)         (860)        748
    Changes in assets and liabilities
      Accounts receivable                                (4,231)          116      (6,159)
      Inventories                                           (97)          750        (503)
      Tooling                                             1,066        (1,790)      3,830
      Prepaid expenses                                     (149)           54        (322)
      Accounts payable                                   (6,608)        2,954       8,312
      Accrued expenses                                    2,252           904         394
                                                       --------      --------    --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES         1,893        14,564      22,040
                                                       --------      --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment               (7,023)      (10,103)     (6,125)
Disposals of property, plant and equipment                  493
Other, net                                                   83          (149)       (329)
                                                       --------      --------    --------
        NET CASH USED FOR INVESTING ACTIVITIES           (6,447)      (10,252)     (6,454)
                                                       --------      --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt                           85,000
Dividends paid                                          (21,082)
Debt issue costs                                         (5,403)
Equity contributions                                     10,000
Repayment of long-term debt                             (49,192)       (5,400)    (15,727)
Net increase (decrease) in line of credit               (11,049)        1,216         294
                                                       --------      --------    --------
        NET CASH PROVIDED BY (USED FOR)
          FINANCING ACTIVITIES                            8,274        (4,184)    (15,433)
                                                       --------      --------    --------
Net increase in cash                                      3,720           128         153
Cash - beginning of year                                    291           163          10
                                                       --------      --------    --------
Cash - end of year                                     $  4,011      $    291    $    163
                                                       ========      ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                 $ 19,606      $  4,480    $ 12,027
                                                       ========      ========    ========
Cash paid during the year for income taxes             $  1,959      $  2,750    $  4,350
                                                       ========      ========    ========


          See accompanying notes to consolidated financial statements.

                              MS ACQUISITION CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1. ORGANIZATION AND BASIS OF PRESENTATION

   MS Acquisition Corp. (MS Acquisition or the Company) was formed for the sole purpose of purchasing Aetna Industries, Inc. (Aetna) and does not have any significant assets or liabilities, other than preferred stock, junior subordinated debentures and accruals resulting from the transactions described below.

   TRANSACTIONS
   On August 13, 1996, the Company completed a recapitalization. MS Acquisition amended its charter to provide for the reclassification of its capital stock into two new classes of common stock (voting and non-voting) (together, New Common) and a new class of preferred stock (New Preferred). Existing MS Acquisition stockholders exchanged their existing MS Acquisition shares, pro rata, for New Preferred and New Common. Citicorp Venture Capital, Ltd. and related parties purchased shares of New Common and New Preferred for $10,000 in cash from the existing MS Acquisition stockholders. MS Acquisition formed Aetna Holdings, Inc. (Aetna Holdings) and contributed to Aetna Holdings all of the capital stock of Aetna. Aetna Holdings then purchased from existing stockholders approximately 61% of their existing MS Acquisition stock in exchange for (i) $11,082 in cash (Holdings consideration) and (ii) $8,731 in principal amount of 11.0% junior subordinated debentures of Aetna Holdings due in 2007. The former stockholders retained (i) $2.36 million in stated value of new Preferred and
   (ii) shares of New Common representing 20.6% of the New Common on a fully diluted basis.

   Also, on August 13, 1996, Aetna issued $85,000 of 11-7/8% Senior Notes due 2006 (the Notes) in a private placement. The proceeds of this issuance were used (i) to repay all of the outstanding indebtedness, accrued interest and prepayment penalties of Aetna, (ii) to fund the $11,082 cash component of the Holdings consideration, (iii) to pay approximately $651 to terminate certain outstanding employee options, (iv) to pay fees and expenses of approximately $5,000 in connection with the Transactions, (v) to pay approximately $570 of bonuses and accrued compensation to certain directors and officers of Aetna, (vi) to pay $250 in accrued management fees and (vii) for general corporate purposes.

   The prepayment penalty relating to Aetna's subordinated debt, which aggregated $1,153 (net of $594 of taxes), has been shown as an extraordinary item in the statement of operations.


2. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

   FISCAL YEAR
   The Company's fiscal year ends on the Sunday closest to December 31. Fiscal years 1996, 1995 and 1994 consisted of 52 weeks and ended on December 29, 1996, December 31, 1995 and January 1, 1995, respectively.


   DESCRIPTION OF OPERATIONS AND MAJOR CUSTOMERS
   The Company's primary business operations are, through its wholly owned subsidiary Aetna, the manufacture of automotive stampings and assemblies used as original equipment components by North American automotive manufacturers in the production of sport utility vehicles, mini-vans, other light trucks and passenger cars.

                              MS ACQUISITION CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


   The Company's financial condition and results of operations depend significantly on two major automotive manufacturers, Chrysler Corporation (Chrysler) and General Motors Corporation (GM). Following is a summary of net production sales to such key customers, as a percentage of net production sales:



                                     1996  1995  1994

   Chrysler                            61%   60%   62%
   GM                                  33    36    35
   Other                                6     4     3
                                     ----  ----  ----
                                     100%  100%  100%
                                     ====  ====  ====


   PRINCIPLES OF CONSOLIDATION
   The consolidated financial statements include the accounts of the Company, Aetna Holdings, Aetna, and a foreign sales corporation which is a wholly-owned subsidiary of Aetna. The financial condition and results of operations of the Company's foreign sales corporation and Aetna Holdings are not significant. (See Note 13). All significant intercompany transactions and account balances have been eliminated in consolidation.


   USE OF ESTIMATES
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


   CASH AND CASH EQUIVALENTS
   The Company considers cash on hand, deposits in banks and short-term marketable securities with maturities of 90 days or less as cash and cash equivalents for the purpose of the statement of cash flows.


   FINANCIAL INSTRUMENTS
   The Company records all financial instruments, including accounts receivable and accounts payable, at cost, which approximates market value.


   REVENUE RECOGNITION
   Revenue from sales and the corresponding receivables are recorded upon shipment of product to the customer.


   INVENTORIES
   Inventories of stampings and assemblies are valued at the lower of cost, determined by the last-in, first-out (LIFO) method, or market. Inventories of purchased parts and purchased labor are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.

                              MS ACQUISITION CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


2. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


   PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment are stated at cost, less any impairment loss. The Company provides for depreciation principally using the straight-line method over the following estimated useful lives:


                                                  YEARS

   Buildings and improvements                     20 - 30
   Machinery and equipment                         5 - 15



   Upon retirement or disposal, the asset cost and related accumulated depreciation is removed from the accounts and the net amount, less proceeds, is charged or credited to income. Expenditures for renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged against income as incurred.


   The Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) in the first quarter of 1996. The adoption of this new standard did not have a material impact on the Company's financial statements for the year ended December 29, 1996.


   COST IN EXCESS OF NET ASSETS ACQUIRED
   Cost in excess of net assets acquired is being amortized over forty years using the straight-line method. Accumulated amortization aggregated $6,276 and $5,475 at December 29, 1996 and December 31, 1995, respectively. The Company periodically evaluates the eventual recoverability of the cost in excess of net assets acquired based on estimated future operating results and cash flows.


   START-UP AND PREOPERATING EXPENSES
   Incremental costs incurred relating to the start-up of a new production facility were capitalized as deferred costs and were being amortized over a five-year period commencing January 1992. Accumulated amortization aggregated $1,694 at December 31, 1995. These costs were fully amortized during 1996.


   INCOME TAXES
   Deferred tax assets and liabilities are provided for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of the Company's assets and liabilities.

                              MS ACQUISITION CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

   3. INVENTORIES

   Inventories are comprised of the following:

                                                    DECEMBER 29,  DECEMBER 31,
                                                        1996          1995
      Inventories valued at LIFO
        Raw materials                                   $1,758        $2,034
        Work-in-process                                  3,458         2,989
        Finished goods                                   2,195         2,273
                                                        ------        ------
                                                         7,411         7,296
        LIFO reserve                                      (335)         (240)
                                                        ------        ------
                                                         7,076         7,056
                                                        ------        ------
      Inventories valued at FIFO
        Purchased parts and purchased labor              1,680         1,603
                                                        ------        ------

      Total inventories                                 $8,756        $8,659
                                                        ======        ======


4.   ACCRUED EXPENSES

    Accrued expenses are comprised of the following:


                                             DECEMBER 29,       DECEMBER 31,
                                                1996                1995
     Accrued workers' compensation expense    $ 3,155             $ 3,329
     Accrued interest                           4,271               1,423
     Taxes other  than income                   2,357               1,556
     Other                                      2,578               3,801
                                              -------             -------
                                              $12,361             $10,109
                                              =======             =======


5.  RELATED PARTY TRANSACTIONS

   The Company leases certain real property from a stockholder at less than fair market value rates under lease agreements expiring in 2006. Approximately $2,425, which represents the present value at the date of acquisition of the favorable lease terms using a 13.0% interest rate, has been recorded as property, plant and equipment and is being amortized on a straight-line basis over the lease terms. Rent expense under these lease agreements aggregated $1,013, $965 and $919 during 1996, 1995 and 1994, respectively. Future minimum rental payments due under these lease agreements are as follows:

                              MS ACQUISITION CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. RELATED PARTY TRANSACTIONS (CONTINUED)


    YEAR ENDING
       1997                                 $ 1,005
       1998                                     937
       1999                                     984
       2000                                   1,033
       2001                                   1,085
       Thereafter                             6,293
                                            -------
                                            $11,337
                                            =======

   The Company had a management agreement with a related party whereby it was charged an annual fee of $250 for management services during 1995 and 1994. During 1996, the Company incurred $154 of management fees. Such fees were eliminated in connection with the recapitalization of the Company (see Note
   1).


6. STOCKHOLDERS' EQUITY

   The changes in stockholders' equity were as follows:


                                                                             FAIR MARKET
                                                                               VALUE IN
                                                                   RETAINED   EXCESS OF
                                                                   EARNINGS   HISTORICAL    TOTAL
                                 CLASS A   CLASS B   CAPITAL       (ACCUM-       COST       STOCK-
                                 COMMON    COMMON   IN EXCESS       ULATED      OF NET     HOLDERS'
                                 STOCK     STOCK     OF PAR        DEFICIT)     ASSETS      EQUITY
Balance at January 2, 1994        $ 5       $ 4      $14,991       $(13,321)    $(7,276)  $ (5,597)
                                  ---       ---      -------       --------     -------   --------
   Net income                                                         6,595                  6,595
   Preferred dividends                                                 (270)                  (270)
                                  ---       ---      -------       --------     -------   --------
Balance at January 1, 1995          5         4       14,991         (6,996)     (7,276)       728

   Net income                                                         4,576                  4,576
   Preferred dividends                                                 (310)                  (310)
                                  ---       ---      -------       --------     -------   --------
Balance at December 31, 1995        5         4       14,991         (2,730)     (7,276)     4,994

  Net income                                                          2,283                  2,283
  Dividends                                                         (21,082)               (21,082)
  Capital contribution                                 1,000                                 1,000
  Issuance of junior subordi-
  nated debentures                                                   (9,229)                (9,229)
  Exercise of stock options
  and exchange of old
  common stock to new
  common                           (1)        1                        (729)                  (729)
  Preferred dividends                                   (482)                                 (482)
                                  ---       ---      -------       --------     -------   --------
Balance at December 29, 1996      $ 4       $ 5      $15,509       $(31,487)    $(7,276)  $(23,245)
                                  ===       ===      =======       ========     =======   ========

                              MS ACQUISITION CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

6. STOCKHOLDERS' EQUITY (CONTINUED)

   Certain stockholders of the Company were also stockholders of the predecessor company prior to the acquisition by MS Acquisition Corp. Due to this partial continuation of control, the acquisition was recorded by the Company using a combination of (1) the historical basis to the extent of continuing ownership and (2) the purchase method of accounting for the remaining portion of assets and liabilities. The purchase method requires that assets and the liabilities be recorded at their estimated fair market value. The amount by which the fair market value exceeded this historical cost of the net assets acquired attributable to the stockholders with continuing interests of $7,276 is recorded as a reduction of stockholders' equity in the accompanying consolidated balance sheets.


   STOCK OPTION PLAN
   Executive officers, directors, employees and other key persons of the Company are eligible to participate in the MS Acquisition Corp. Executive Stock Option Plan (the Plan). Options granted under the Plan are nonqualified stock options. Options to purchase an aggregate of 100,000 shares of Class A Common Stock of MS Acquisition may be issued under the Plan. The Plan is administered by a committee of not less than three directors appointed by the Board of Directors of MS Acquisition.


   All options granted under the Plan are granted pursuant to individual stock option agreements executed by MS Acquisition and each option recipient. In general, options granted under the Plan are exercised in such installments and at such times as are designated by the Option Committee, but in no event may the term of an option exceed the tenth anniversary of the date on which the option was granted. No option may be granted under the Plan after the tenth anniversary of the effective date of the Plan, August 13, 1996.


   The purchase price per share of Class A Common Stock subject to options is determined by the Board of Directors on the date such options are granted. Options granted under the Plan may not be transferred.


   Immediately after the consummation of the Transactions discussed in Note 1, certain employees were granted new options under the Plan to purchase shares that in the aggregate represent up to 10% of the total number of shares on a fully diluted basis. These options have an exercise price of $0.75 per underlying share and become exercisable in equal installments over five years of continued employment, subject to acceleration upon a change in
   control of the Company.   At December 29, 1996, 100,000 options have been
   granted. None of the shares were exercisable at December 29, 1996 and all of the options expire in 2006.


   The Company has elected to account for its stock-based compensation under the guidance provided by APB No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. The effect on net income for the difference between compensation cost determined based on APB No. 25 and the fair value method determined in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" is not material to the financial statements.

                              MS ACQUISITION CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



7. PREFERRED STOCK


   The authorized preferred stock of MS Acquisition consists of 2,293,123 authorized shares of Series A Preferred Stock of which 114,967 are outstanding, 178,156 are held by Aetna Holdings, and 2,000,000 additional shares of authorized preferred stock which may be issued in one or more series.


   Each share of Series A Preferred Stock has a stated value of $100 per share. Dividends accrue on each share at a rate per annum equal to 11% of the stated value thereof and are payable, when declared by the Board and to the extent funds are legally available, semi-annually on the 13th of February and August of each year. Dividends are cumulative from August 13, 1996, the date of issuance. The preferred stockholders have elected to receive pay-in kind (PIK) dividends whereby stockholders will receive dividends in the form of additional shares of preferred stock. At December 29, 1996, the Company has accrued $482 for preferred dividends.


   Each Preferred Share is entitled to liquidation preference over all other classes of MS Acquisition Capital Stock. Series A Preferred Stock are non-voting and are redeemable by both the Company and the holder under certain circumstances.


8. JUNIOR SUBORDINATED DEBENTURES


   As part of the transactions discussed in Note 1, Aetna Holdings issued Junior Subordinated Promissory Notes due August 13, 2007 in the aggregate principal amount of $8,731 and $498 as unfunded contractual obligations to certain former option holders. The Junior Subordinated Debentures accrue interest at the rate of 11% per annum and interest is payable semi-annually on February 13 and August 13 of each year, commencing on February 13, 1997.


   The Company, at its option, may prepay all or a portion of the outstanding principal amount of the Junior Subordinated Debentures and unfunded contractual obligations, provided such payments are permitted under the Company's Senior Notes Indenture and working capital facility. Additionally, cash interest payments to Junior Subordinated Debentures holders are permitted under certain circumstances. To the extent such payments are permitted, they will be funded by dividends from Aetna to Aetna Holdings.


   At December 29, 1996, included in current liabilities is $2,427 representing the expected payments to holders of Junior Subordinated Debentures and unfunded contractual obligations during 1997.


9. EMPLOYEE BENEFIT PLANS


   The Company has four defined benefit pension plans covering the majority of its hourly employees. The Company's funding policy is to fund costs as required under the Employee Retirement Income Security Act of 1974, as amended. The plans' assets are invested in a master trust.

                              MS ACQUISITION CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

9. EMPLOYEE BENEFIT PLANS (CONTINUED)

   The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets at December 29, 1996 and December 31, 1995:


                                       DECEMBER 29, 1996       DECEMBER 31, 1995
                                      --------------------  ------------------------
                                             ASSETS             ASSETS   ACCUMULATED
                                             EXCEED             EXCEED     BENEFITS
                                          ACCUMULATED        ACCUMULATED    EXCEED
                                            BENEFITS           BENEFITS     ASSETS
Actuarial present value of benefit
obligations:
Accumulated benefit obligation,
including vested benefits of
$1,400, $278 and $1,063,
respectively                                  $ 1,528         $ 1,145      $  287
                                              =======         =======      ======

Plan assets at fair value                     $ 1,709         $ 1,157      $  277
Projected benefit obligation for
service rendered to date                        1,528           1,145         287
                                              -------         -------      ------
Plan assets in excess of (less than)
projected benefit obligation                      181              12         (10)
Unrecognized loss from prior
experience                                        419             426         142
                                              -------         -------      ------
Prepaid pension cost included
in deferred costs and other assets            $   600         $   438      $  132
                                              =======         =======      ======
Weighted average discount rate                    7.0%            7.0%        7.0%
                                              =======         =======      ======
Estimated long-term rate of return
on assets                                         9.5%            9.5%        9.5%
                                              =======         =======      ======

                                                1996             1995        1994
Pension cost includes:
  Service cost                                $   158          $  102      $  116
  Interest cost                                   102              88          92
  Actual return on assets                        (217)           (262)        126
  Net amortization                                100             164        (233)
                                              -------         -------      ------
                                              $   143          $   92      $  101
                                              =======         =======      ======



   The Company also maintains a 401(k) plan for all eligible nonunion employees, and a 401(k) plan for certain union employees not covered by the defined benefit plans above. During fiscal years 1996, 1995 and 1994, the Company incurred $140, $130 and $101, respectively, of expense related to 401(k) plans.

                              MS ACQUISITION CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


10. INCOME TAXES


    The income tax provision comprises the following:



                                     1996           1995              1994
    Current income taxes payable    $2,671         $2,782            $3,252
    Deferred income taxes             (699)          (905)              748
                                    ------         ------            ------
                                    $1,972         $1,877            $4,000
                                    ======         ======            ======

Deferred tax assets and liabilities are comprised of the following:

                                    DECEMBER 29, DECEMBER 31,
                                        1996         1995
DEFERRED TAX ASSETS
Workers' compensation                 $1,046        $1,105
Other                                    896           727
                                      ------        ------
  Gross deferred tax assets            1,942         1,832
                                      ------        ------
DEFERRED TAX LIABILITIES
Depreciation                           7,999         8,494
Inventory                              1,647         1,225
Deferred costs and other                 114           519
                                      ------        ------
  Gross deferred tax liabilities       9,760        10,238
                                      ------        ------

  Net deferred tax liability          $7,818        $8,406
                                      ======        ======

   A reconciliation of the U.S. federal statutory rate to the Company's effective rate is as follows:

                                                       1996         1995          1994
U.S. federal statutory rate                            35.0%        35.0%         35.0%
Effect of graduated rates                              (1.0)        (1.0)
Non-deductible goodwill                                 7.2          4.2           2.7
Reversal of tax reserves no longer required                         (2.7)         (2.9)
Effect of 1% increase (decrease) in federal rate                    (3.9)          2.5
Research and development credit refunds                (3.0)
Other                                                  (1.7)        (2.6)          0.5
                                                       ----         ----          ----
                                                       36.5%        29.0%         37.8%
                                                       ====         ====          ====

                              MS ACQUISITION CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


11. CONTINGENCIES AND LEASE COMMITMENT

    The Company leases a production facility under a lease agreement accounted for as an operating lease. The lease agreement calls for annual rent of approximately $593 through December 1998 and annual rent of approximately $495 through October 1999 and provides for three five-year renewal options. Additionally, the Company leases certain machinery and equipment under operating leases. Future minimum rental payments on the machinery and equipment are as follows: 1997 - $308; 1998 - $295; 1999 - $148; 2000 -
    $48; 2001 - $32.


12. LONG-TERM DEBT

A summary of long-term debt is as follows:

                                                              DECEMBER 29,  DECEMBER 31,
                                                                  1996          1995
11-7/8% Senior Notes due 2006                                    $85,000       $     -

Note payable to bank in quarterly principal installments
of $1,250 and a final payment of $3,500 originally due
October 31, 1996, refinanced on May 2, 1996.                                     7,250

Note payable to bank under a revolving line of
credit facility.                                                                11,049
                                                                 -------       -------
                                                                  85,000        18,299
Less - current portion                                            (2,500)
                                                                 -------       -------
                                                                 $85,000       $15,799
                                                                 =======       =======


   On August 13, 1996, the Company issued $85,000 of its 11-7/8% Senior Notes due 2006 (Old Notes) in a private placement offering. On December 13, 1996, the Old Notes were exchanged for new $85,000 11-7/8% Senior Notes due 2006 (New Notes). The New Notes have substantially the same terms as the Old Notes except with respect to certain transfer restrictions and registration rights relating to the Old Notes. These notes have certain restrictive covenants including limitations on the following matters: (i) the incurrence of additional indebtedness, (ii) the issuance of preferred stock by subsidiaries, (iii) the creation of liens, (iv) sale and leaseback transactions, (v) restricted payments, (vi) the sales of assets and subsidiary stock, (vii) mergers and consolidations (viii) payment restrictions affecting subsidiaries and (ix) transactions with affiliates. At December 29, 1996, the fair market value of Senior Notes approximated its carrying value.

   At December 31, 1995, the Company had $11,049 outstanding under a revolving line-of-credit facility. In May 1996, the Company executed a new credit agreement whereby it may borrow, based upon available collateral as defined in the agreement (principally inventory, tooling, and accounts receivable), up to $35,000 at either (i) a Floating Rate, defined as the greater of the Prime Rate or the sum of 1% plus the Federal Funds Rate, or (ii) a Eurodollar Rate plus a margin agreed to by the banks. The Company is also charged a monthly fee equal to 0.5% per annum of the daily average unused amount of the credit agreement.

                              MS ACQUISITION CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

12. LONG-TERM DEBT (CONTINUED)


    The new credit agreement contains, among other provisions, covenants relating to the ratios of (i) debt to earnings before income taxes, interest and depreciation and amortization (EBITDA) and (ii) interest expense to EBITDA.

    In August 1996, in connection with the recapitalization of its parent (see
    Note 1), the Company amended and restated this working credit facility. The terms and covenants remained substantially unchanged.

    Debt issuance costs related to the issuance of the 11-7/8% Senior Notes aggregated $5,204, and are being amortized over the term of the Notes. Costs associated with the new credit agreement totaled $199 and are being amortized over the five year term. Accumulated amortization for these costs aggregated $246 at December 29, 1996.

                              MS ACQUISITION CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


13.   CONSOLIDATING FINANCIAL INFORMATION

                                                  CONSOLIDATING BALANCE SHEET AT
                                                        DECEMBER 29, 1996
                                                      ----------------------
                                                               MS
                                       AETNA    HOLDINGS  ACQUISITION  ELIMINATIONS    TOTAL
Total current assets                 $ 48,081    $     -     $     -    $   (640)     $ 47,441
                                     --------    -------     -------    --------      --------
Net property, plant and
 equipment                             49,434                                           49,434
                                     --------    -------     -------    --------      --------
Total other assets                     31,543                                           31,543
                                     --------    -------     -------    --------      --------
                                     $129,058    $     -     $     -    $   (640)     $128,418
                                     ========    =======     =======    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                  $ 24,958    $     -     $   640    $   (640)     $ 24,958
   Accrued expenses                    12,104        253           4                    12,361
   Current portion of
   long-term debt                                  2,427                                 2,427
                                     --------    -------     -------    --------      --------
     Total current liabilities         37,062      2,680         644        (640)       39,746
                                     --------    -------     -------    --------      --------
Long-term debt, less current
 portion                               85,000                                           85,000
Junior subordinated deben-
 tures                                             6,802                                 6,802
Deferred income taxes                   8,136                                            8,136
Preferred stock                                               12,719                    12,719
Stockholders' equity
   Common stock                                    1,000       1,278      (1,000)        1,278
   Additional paid-in capital                                 13,769                    13,769
   Contributed capital                  9,024     (1,000)                 (8,024)
   Accumulated deficit                (10,164)    (9,482)    (12,110)                  (31,756)
   Fair market value in excess
    of historical cost of net
    assets acquired from
    entities partially under
    common control                                            (7,276)                   (7,276)
                                     --------    -------     -------    --------      --------
                                       (1,140)    (9,482)     (4,339)     (9,024)      (23,985)
                                     --------    -------     -------    --------      --------
                                     $129,058    $     -    $  9,024    $ (9,664)     $128,418
                                     ========    =======     =======    ========      ========

                              MS ACQUISITION CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

13. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)



                                                         CONSOLIDATING BALANCE SHEET AT
                                                              DECEMBER 31, 1995
                                               -----------------------------------------------
                                                               MS
                                                 AETNA     ACQUISITION  ELIMINATIONS     TOTAL
Total current assets                           $ 41,150      $     -      $      -     $ 41,150
                                               --------      -------      --------     --------
Net property, plant and equipment                48,873                                  48,873
                                               --------      -------      --------     --------
Total other assets                               28,219                                  28,219
                                               --------      -------      --------     --------
                                               $118,242      $     -      $      -     $118,242
                                               ========      =======      ========     ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable                               $ 31,566      $     -      $      -     $ 31,566
Accrued expenses                                 10,109                                  10,109
Current portion of long-term debt                 2,500                                   2,500
                                               --------      -------      --------     --------
   Total current liabilities                     44,175                                  44,175
                                               --------      -------      --------     --------
Long-term debt, less current portion             15,799                                  15,799
Subordinated debt                                41,942                                  41,942
Deferred income taxes                             8,924                                   8,924
Preferred stock                                                    1                          1
Additional paid-in capital - preferred stock                                 2,407        2,407
Class A common stock - MS Acquisition                              5                          5
Class B common stock - MS Acquisition                              4                          4
Additional paid-in capital                                    14,991                     14,991
Contributed capital                               9,024                     (9,024)
Accumulated deficit                              (1,622)      (1,108)                    (2,730)
Fair market value in excess of historical
cost of net assets acquired from entities
partially under common control                                (7,276)                    (7,276)
                                               --------      -------      --------     --------
                                                  7,402        6,616        (9,024)       4,994
                                               --------      -------      --------     --------
                                               $118,242      $ 9,024      $ (9,024)    $118,242
                                               ========      =======      ========     ========

                              MS ACQUISITION CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



13. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)



                                           YEAR ENDED DECEMBER 29, 1996
                           ---------------------------------------------------------
                                                        MS
                             AETNA       HOLDINGS   ACQUISITION  ELIMINATIONS TOTAL
Net sales                  $211,462      $    -        $ 154        $(154)  $211,462
Cost of sales               180,998                                          180,998
Selling, general and
 administrative expenses     15,644                        6                  15,650
                           --------      ------        -----        -----   --------
Operating income             14,820                      148         (154)    14,814
                           --------      ------        -----        -----   --------
Interest expense, net         9,022         384                                9,406
                           --------      ------        -----        -----   --------
Income before income
 taxes                        5,798        (384)         148         (154)     5,408
                           --------      ------        -----        -----   --------
Income tax provision          2,105        (131)          50          (52)     1,972
                           --------      ------        -----        -----   --------
Income before extra-
 ordinary item                3,693                                            3,436
Extraordinary item (net
 of income taxes of $594)     1,153                                            1,153
                           --------      ------        -----        -----   --------
Net income (loss)          $  2,540      $ (253)       $  98        $(102)  $  2,283
                           ========      ======        =====        =====   ========


                                               YEAR ENDED DECEMBER 31, 1995
                                      ----------------------------------------------
                                                     MS
                                       AETNA     ACQUISITION  ELIMINATIONS   TOTAL
Net sales                              $211,905         $250        $(250)  $211,905
Cost of sales                           183,542                              183,542
Selling, general and administrative
 expenses                                13,331                               13,331
                                       --------         ----        -----   --------
Operating income                         15,032          250         (250)    15,032
                                       --------         ----        -----   --------
Interest expense, net                     8,579                                8,579
                                       --------         ----        -----   --------
Income before income taxes                6,453          250         (250)     6,453
                                       --------         ----        -----   --------
Income tax provision                      1,877           73          (73)     1,877
                                       --------         ----        -----   --------
Net income (loss)                      $  4,576         $177        $(177)  $  4,576
                                       ========         ====        =====   ========

                              MS ACQUISITION CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



13. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)



                                                YEAR ENDED JANUARY 1, 1995
                                     ------------------------------------------------
                                                      MS
                                      AETNA       ACQUISITION   ELIMINATIONS    TOTAL
Net sales                            $204,850           $250         $(250)  $204,850
Cost of sales                         172,428                                 172,428
Selling, general and administrative
 expenses                              12,898                                  12,898
                                     --------           ----         ------  --------
Operating income                       19,524            250          (250)    19,524
                                     --------           ----         ------  --------
Interest expense, net                   8,929                                   8,929
                                     --------           ----         ------  --------
Income before income taxes             10,595            250          (250)    10,595
                                     --------           ----         ------  --------
Income tax provision                    4,000             94           (94)     4,000
                                     --------           ----         ------  --------

Net income (loss)                    $  6,595           $156         $(156)  $  6,595
                                     ========           ====         ======  ========

                              MS ACQUISITION CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


13. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)



                                                               YEAR ENDED DECEMBER 29, 1996
                                                 -----------------------------------------------------
                                                                           MS
                                                 AETNA       HOLDINGS  ACQUISITION ELIMINATIONS  TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                               $  2,540      $(253)   $    98      $ (102)    $  2,283
Adjustments to reconcile net
income (loss) to net cash provided
by operating activities -
  Depreciation and amortization                    7,965                                          7,965
  Deferred income taxes                             (588)                                          (588)
  Changes in assets and liabilities
    Accounts receivable                           (4,231)                                        (4,231)
    Inventories                                      (97)                                           (97)
    Tooling                                        1,066                                          1,066
    Prepaid expenses                                (149)                                          (149)
    Accounts payable                              (6,608)                                        (6,608)
                                                --------      -----    -------      ------     --------
    Accrued expenses                               1,995        253          4                    2,252
    NET CASH PROVIDED BY (USED FOR)
     OPERATING ACTIVITIES                          1,893                   102        (102)       2,533
                                                --------      -----    -------      ------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and
 equipment                                        (7,023)                                        (7,023)
Disposals of property, plant and
 equipment                                           493                                            493
Other, net                                            83                                             83
                                                --------      -----    -------      ------     --------
    NET CASH USED FOR INVESTING
     ACTIVITIES                                   (6,447)                                        (6,447)
                                                --------      -----    -------      ------     --------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Proceeds from issuance of debt                    85,000                                         85,000
Dividends paid                                   (11,082)              (10,000)                 (21,082)
Debt issue costs                                  (5,403)                                        (5,403)
Equity contributions                                                    10,000                   10,000
Repayment of long-term debt                      (49,192)                                       (49,192)
Net increase (decrease) in line of credit        (11,049)                                       (11,049)
                                                --------      -----    -------      ------     --------
    NET CASH PROVIDED BY
    (USED FOR) FINANCING
    ACTIVITIES                                     8,274                                          8,274
                                                --------      -----    -------      ------     --------
Net increase (decrease) in cash                    3,720                   102        (102)       3,720
Cash - beginning of year                             291                                            291
                                                --------      -----    -------      ------     --------
Cash - end of year                              $  4,011      $   -   $    102      $ (102)    $  4,011
                                                ========      =====   ========      ======     ========

                              MS ACQUISITION CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

13. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                      YEAR ENDED DECEMBER 31, 1995
                                                -----------------------------------------
                                                            MS
                                                 AETNA  ACQUISITION  ELIMINATIONS  TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                               $  4,576    $ 177       $(177)    $  4,576
Adjustments to reconcile net income (loss)
to net cash provided by operating activities -

  Depreciation and amortization                    6,579                             6,579
  Deferred interest                                1,281                             1,281
  Deferred income taxes                             (860)                             (860)
  Changes in assets and liabilities
    Accounts receivable                              116                               116
    Inventories                                      750                               750
    Tooling                                       (1,790)                           (1,790)
    Prepaid expenses                                  54                                54
    Accounts payable                               2,954                             2,954
    Accrued expenses                                 904                               904
                                                --------     ----       -----     --------
  NET CASH PROVIDED BY (USED FOR)
    OPERATING ACTIVITIES                          14,564      177        (177)      14,564
                                                --------     ----       -----     --------
  CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and
  equipment                                      (10,103)                          (10,103)
  Other, net                                        (149)                             (149)
                                                --------     ----       -----     --------
    NET CASH USED FOR INVESTING ACTIVITIES       (10,252)                          (10,252)
                                                --------     ----       -----     --------
  CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt            (5,400)                           (5,400)
  Net change in line of credit                     1,216                             1,216
                                                --------     ----       -----     --------
    NET CASH USED FOR FINANCING
      ACTIVITIES                                  (4,184)                           (4,184)
                                                --------     ----       -----     --------
Net increase (decrease) in cash                      128      177        (177)         128
Cash - beginning of year                             163                               163
                                                --------     ----       -----     --------
Cash - end of year                              $    291    $ 177       $(177)    $    291
                                                ========    =====       =====     ========

                              MS ACQUISITION CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)



13. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                       YEAR ENDED JANUARY 1, 1995
                                                ----------------------------------------
                                                           MS
                                                  AETNA ACQUISITION ELIMINATIONS   TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                $  6,595   $156        $(156)  $  6,595
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities -
   Depreciation and amortization                    6,150                          6,150
   Deferred interest                                2,995                          2,995
   Deferred income taxes                              748                            748
   Changes in assets and liabilities
     Accounts receivable                           (6,159)                        (6,159)
     Inventories                                     (503)                          (503)
     Tooling                                        3,830                          3,830
     Prepaid expenses                                (322)                          (322)
     Accounts payable                               8,312                          8,312
     Accrued expenses                                 394                            394
                                                 --------   ----        -----   --------
       NET CASH PROVIDED BY (USED FOR)
         OPERATING ACTIVITIES                      22,040    156         (156)    22,040
                                                 --------   ----        -----   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and
  equipment                                        (6,125)                        (6,125)
Other, net                                           (329)                          (329)
                                                 --------   ----        -----   --------
       NET CASH USED FOR INVESTING
         ACTIVITIES                                (6,454)                        (6,454)
                                                 --------   ----        -----   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt              (15,727)                       (15,727)
Net change in line of credit                          294                            294
                                                 --------   ----        -----   --------
       NET CASH USED FOR FINANCING
        ACTIVITIES                                (15,433)                       (15,433)
                                                 --------   ----        -----   --------
Net increase (decrease) in cash                       153                 153
Cash - beginning of year                               10                             10
                                                 --------   ----        -----   --------

Cash - end of year                               $    163   $156        $(156)  $    163
                                                 ========   ====        =====   ========

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER              DESCRIPTION

  (12)         Statement Regarding Computation of Ratios

  (27)         Financial Data Schedules