Form 10-Q
period 1997-03-30
AETNA INDUSTRIES INC; MS ACQUISITION
filed 1997-05-14
CIK 1022657, 1021907

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 For the quarterly period ended March 30, 1997.

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
    For the transition period from               to
                                   -------------    ---------------

Commission File No. 333-11801 (Aetna Industries, Inc.)
Commission File No. 333-11801-01 (M.S. Acquisition Corp.)

                             AETNA INDUSTRIES, INC.
                            M.S.  ACQUISITION CORP.
             (Exact name of registrant as specified in its charter)


           Delaware                             38-200-7550/13-3379803
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                      Identification No.)


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


                                 Yes   X    No
                                     ----      ----

                        TABLE OF ADDITIONAL REGISTRANTS


                                     NONE


The principal executive offices and telephone number of each co-registrant is as specified on the cover page.

                                     INDEX

PART I                    FINANCIAL INFORMATION                                      PAGE
Item 1.                   FINANCIAL STATEMENTS OF AETNA INDUSTRIES, INC.

                          Condensed Consolidated Balance Sheets -                       4
                          March 30, 1997 and December 29, 1996

                          Consolidated Statements of Income                             5
                          Three months ended March 30, 1997 and
                          March 31, 1996

                          Consolidated Statements of Cash Flows -                       6
                          Three months ended March 30, 1997
                          and March 31, 1996

                          Notes to Consolidated Financial Statements                    7

                          FINANCIAL STATEMENTS OF MS ACQUISITION CORP.

                          Condensed Consolidated Balance Sheets -                       8
                          March 30, 1997 and December 29, 1996

                          Consolidated Statements of Income                             9
                          Three months ended March 30, 1997 and
                          March 31, 1996

                          Consolidated Statements of Cash Flows -                      10
                          Three months ended March 30, 1997
                          and March 31, 1996

                          Notes to Consolidated Financial Statements                   11

Item 2.                   Management's Discussion and Analysis of                      13
                          Financial Condition and Results of Operations

PART II                   OTHER INFORMATION AND SIGNATURE                              16

EXHIBIT INDEX                                                                          18

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                            MARCH 30, 1997         DECEMBER 29, 1996
                                                                           (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash                                                     $       35               $     4,011
    Accounts receivable (less allowance for doubtful
      accounts of $523 and $510, respectively)                   48,544                    32,753
    Inventories, including tooling                               14,508                    10,348
    Other current assets                                            936                       969
                                                             ----------               -----------
Total current assets                                             64,023                    48,081
                                                             ----------               -----------
Property, plant and equipment, net                               50,925                    49,434
Deferred costs and other assets                                   5,778                     5,769
Cost in excess of net assets acquired                            25,573                    25,774
                                                             ----------               -----------

                                                             $  146,299               $   129,058
                                                             ==========               ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable                                         $   35,715               $    24,958
    Accrued expenses                                             14,398                    12,104
    Current portion of long-term debt                             3,117
                                                             ----------               -----------
Total current liabilities                                        53,230                    37,062
                                                             ----------               -----------
Long-term debt, less current portion                             85,000                    85,000
Deferred income taxes                                             8,146                     8,136
Stockholder's equity
    Common stock - $.01 par value; 1,000 issued
     and outstanding
    Contributed capital                                           9,024                     9,024
    Retained earnings (accumulated deficit)                      (9,101)                  (10,164)
                                                             ----------               -----------
                                                                    (77)                   (1,140)
                                                             ----------               -----------

                                                             $  146,299               $   129,058
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

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                                      THREE MONTHS ENDED
                                                                                MARCH 30,       MARCH 31,
                                                                                   1997            1996
                                                                                         (UNAUDITED)
Net sales                                                                        $  55,097       $  53,993
Cost of sales                                                                       46,975          47,274
Selling, general and administrative expenses                                         3,829           3,410
                                                                                 ---------       ---------
Operating income                                                                     4,293           3,309
                                                                                 ---------       ---------
Interest expense, net                                                                2,561           2,040
                                                                                 ---------       ---------
Income before income taxes                                                           1,732           1,269
                                                                                 ---------       ---------
Income tax provision                                                                   669             552
                                                                                 ---------       ---------
Net income                                                                       $   1,063       $     717
                                                                                 =========       =========






     See accompanying notes to unaudited condensed consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                  THREE MONTHS ENDED
                                                                              MARCH 30,        MARCH 31,
                                                                                 1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                 $  1,063        $     717
    Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                              1,823            1,784
       Deferred interest                                                                           1,025
       Deferred income taxes                                                         10
       Changes in other assets and liabilities                                   (6,867)          (4,314)
                                                                               --------        ---------
    Net cash used by operating activities                                        (3,971)            (788)
                                                                               --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment                                   (3,005)            (627)
    Disposals of property, plant and equipment                                     (117)             (55)
                                                                               --------        ---------
    Net cash used for investing activities                                       (3,122)            (682)
                                                                               --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in line of credit                                                3,117            2,429
    Repayment of long-term debt                                                                   (1,250)
                                                                               --------        ---------
    Net cash provided by financing                                                3,117            1,179
                                                                               --------        ---------

    Decrease in cash                                                             (3,976)            (291)
    Cash - beginning of year                                                      4,011              291
                                                                               --------        ---------

    Cash - end of period                                                       $     35        $   -
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

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Aetna Industries, Inc. (Aetna) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, which include only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with Aetna's consolidated financial statements and notes thereto for the year ended December 29, 1996.

2.  INVENTORIES

    Inventories are comprised of the following:

                                                                        MARCH 30,          DECEMBER 29,
                                                                           1997                1996
    Inventories valued at LIFO
      Raw materials                                                    $   1,598            $   1,758
      Work in progress                                                     3,085                3,458
      Finished goods                                                       2,025                2,195
                                                                       ---------            ---------
                                                                           6,708                7,411
    LIFO reserve                                                            (335)                (335)
                                                                       ---------            ---------

    Inventories valued at FIFO                                             6,376                7,076
                                                                       ---------            ---------
    Tooling                                                                6,647                1,592
    Purchased parts and expenses                                           1,488                1,680
                                                                       ---------            ---------

    Total inventories and tooling                                      $  14,508            $  10,348
                                                                       =========            =========

3.  STOCKHOLDER'S EQUITY

                                                                                   RETAINED
                                                                                   EARNINGS        TOTAL
                                                                   CONTRIBUTED   (ACCUMULATED   STOCKHOLDER'S
                                                                     CAPITAL       DEFICIT)        EQUITY
    Balance at December 29, 1996                                    $    9,024    $ (10,164)    $ (1,140)
    Net income                                                                        1,063        1,063
                                                                    ----------    ---------     --------

    Balance at September 29, 1996                                   $    9,024    $  (9,101)    $    (77)
                                                                    ==========    =========     ========

                              MS ACQUISITION CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  MARCH 30, 1997        DECEMBER 29, 1996
                                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash                                                            $        35            $     4,011
    Accounts receivable (less allowance for doubtful
      accounts of $523 and $510, respectively)                           46,570                 32,113
    Inventories, including tooling                                       14,508                 10,348
    Other current assets                                                    936                    969
                                                                    -----------            -----------
Total current assets                                                     62,049                 47,441
                                                                    -----------            -----------
Property, plant and equipment, net                                       50,925                 49,434
Deferred costs and other assets                                           5,778                  5,769
Cost in excess of net assets acquired                                    25,573                 25,774
                                                                    -----------            -----------

                                                                    $   144,325            $   128,418
                                                                    ===========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                $    35,725            $    24,958
    Accrued expenses                                                     14,516                 12,361
    Current portion of long-term debt                                     4,499                  2,427
                                                                    -----------            -----------
Total current liabilities                                                54,740                 39,746
                                                                    -----------            -----------
Long-term debt, less current portion                                     85,000                 85,000
Junior subordinated debentures                                            6,802                  6,802
Deferred income taxes                                                     8,146                  8,136
Redeemable preferred stock
    Series A - $100 stated value;
    121,380 and 114,967 shares issued and outstanding                    12,138                 11,979
    Series B - $100 stated value; 2,000,000 shares authorized
Stockholders' Equity
    Class A, common stock - $.01 par value, 5,000,000
     shares authorized, 525,000 and
    issued and outstanding                                                    4                      4
    Class B, common stock - $.01 par value, 5,000,000
    shares authorized, 516,590
    shares issued and outstanding                                             5                      5
    Additional paid-in capital                                           15,340                 15,509
    Accumulated deficit                                                 (30,574)               (31,487)
    Fair market value in excess of historical cost of net
      assets acquired from entities partially under
      common control                                                     (7,276)                (7,276)
                                                                    -----------            -----------
                                                                        (22,501)               (23,245)
                                                                    -----------            -----------

                                                                    $   144,325            $   128,418
                                                                    ===========            ===========

     See accompanying notes to unaudited condensed consolidated financial statements.

                              MS ACQUISITION CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                                    THREE MONTHS ENDED
                                                                                MARCH 30,       MARCH 31,
                                                                                   1997            1996
                                                                                         (UNAUDITED)
Net sales                                                                       $  55,097       $  53,993
Cost of sales                                                                      46,975          47,274
Selling, general and administrative expenses                                        3,833           3,410
                                                                                ---------       ---------
Operating income                                                                    4,289           3,309
                                                                                ---------       ---------
Interest expense, net                                                               2,800           2,040
                                                                                ---------       ---------
Income before income taxes                                                          1,489           1,269
                                                                                ---------       ---------
Income tax provision                                                                  576             552
                                                                                ---------       ---------
   Net income before preferred stock dividend                                         913       $     717
                                                                                ---------       =========
Preferred stock dividend requirements                                                (169)
                                                                                ---------
   Net income available for common stockholders                                 $     744
                                                                                =========





     See accompanying notes to unaudited condensed consolidated financial statements.

                              MS ACQUISITION CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                THREE MONTHS ENDED
                                                                              MARCH 30,        MARCH 31,
                                                                                 1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                 $    913         $    717
    Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                              1,823            1,784
       Deferred interest                                                                           1,025
       Deferred income taxes                                                         10
       Changes in other assets and liabilities                                   (5,672)          (4,314)
                                                                               --------         --------
    Net cash used for operating activities                                       (2,926)            (788)
                                                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment                                   (3,005)            (627)
    Disposals of property, plant and equipment                                     (117)             (55)
                                                                               --------         --------
    Net cash used for investing activities                                       (3,122)            (682)
                                                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of long-term debt and junior subordinated debentures               (1,045)          (1,250)
    Net increase in line of credit                                                3,117            2,429
                                                                               --------         --------
    Net cash provided by (used for) financing                                     2,072            1,179
                                                                               --------         --------

    Net decrease in cash                                                         (3,976)            (291)
    Cash - beginning of year                                                      4,011              291
                                                                               --------         --------

    Cash - end of period                                                       $     35         $      -
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

                              MS ACQUISITION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

    MS Acquisition Corp. (MS Acquisition) was formed primarily for the purpose of purchasing Aetna Industries, Inc. (Aetna). It does not have any significant assets or liabilities, other than preferred stock, junior subordinated debentures and accruals.

    The accompanying unaudited condensed consolidated financial statements of MS Acquisition have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, which include only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with MS Acquisition's consolidated financial statements and notes thereto for the year ended December 29, 1996.

2.  INVENTORIES

    Inventories are comprised of the following:

                                                                        MARCH 30,          DECEMBER 29,
                                                                           1997                1996
    Inventories valued at LIFO
    Raw materials                                                       $   1,598           $   1,758
    Work in progress                                                        3,085               3,458
    Finished goods                                                          2,025               2,195
                                                                        ---------           ---------
                                                                            6,708               7,411
    LIFO reserve                                                             (335)               (335)
                                                                        ----------          ---------

    Inventories valued at FIFO                                              6,376               7,076
                                                                        ---------           ---------

    Tooling                                                                 6,647               1,592
    Purchased parts and expenses                                            1,488               1,680
                                                                        ---------           ---------

    Total inventories and tooling                                       $  14,508           $  10,348
                                                                        =========           =========


                              MS ACQUISITION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

3.  STOCKHOLDERS' EQUITY

                                                                                    FAIR MARKET
                                                                                      VALUE IN
                                                                                     EXCESS OF
                                                                       RETAINED     HISTORICAL
                                 CLASS A     CLASS B   ADDITIONAL      EARNINGS       COST OF           TOTAL
                                 COMMON      COMMON     PAID IN      (ACCUMULATED   NET ASSETS      STOCKHOLDERS'
                                  STOCK       STOCK     CAPITAL        DEFICIT)       ACQUIRED         EQUITY
Balance at December 29, 1996     $     5     $   4      $ 15,509     $  (31,487)    $  (7,276)        $   23,245
Net income                                                                  913                              913
Dividends on redeemable
 preferred stock                                            (169)                                           (169)
                                 -------     -----      --------     ----------     ---------         ----------

Balance at March 30, 1997        $     5     $   4      $ 15,340     $  (30,574)    $  (7,276)        $  (22,501)
                                 =======     =====      ========     ==========     =========         ==========


ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, Aetna and MS Acquisition's statement of operations expressed as a percentage of net sales. This table and subsequent discussions should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Aetna and MS Acquisition included elsewhere. MS Acquisition was formed primarily for the purpose of purchasing Aetna and it does not have any significant assets or liabilities, other than preferred stock, junior subordinated debentures and accruals. Similarly, it does not have any incremental net sales or significant expenses, other than the interest expense associated with the junior subordinated debentures and the related income tax benefit.

AS A PERCENTAGE OF NET SALES

                                               THREE MONTHS ENDED
                                      MARCH 30, 1997         MARCH 31,1996
                                                       MS           AETNA/MS
                                     AETNA         ACQUISITION     ACQUISITION
Net sales                                100.0%          100.0%           100.0%

Cost of sales                             85.3            85.3             87.6
Gross profit                              14.7            14.7             12.4

SG&A expense                               6.9             6.9              6.3
Operating profit                           7.8             7.8              6.1

Interest expense                           5.0             4.7              3.8
Income tax provision                       1.1             1.2              1.0
                                          ----            ----             ----


Net income                                1,7%            1.9%             1.3%
                                          ====            ====             ====


THREE MONTHS ENDED MARCH 30, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

NET SALES: Net sales for Aetna and MS Acquisition for the first quarter of 1997 were $55.1 million, or 2.0% higher than first quarter 1996 sales of $54.0 million. Production sales of $53.8 million in the first quarter 1997 were up $3.5 million from $50.3 million in the first quarter of 1996, while tooling and prototype sales were down $2.4 million for the same period. Production sales were favorably impacted by the addition of several jobs in the fourth quarter of 1996 and the first quarter of 1997. Tooling sales of $3.7 million in the first quarter of 1996 included GM full-size car tooling of $2.0 million.

GROSS PROFIT: Aetna's and MS Acquisition's gross profit was $8.1 million, or 14.7% of net sales, for the first quarter of 1997, compared to $6.7 million or 12.4% of net sales, for the first quarter of 1996. Cost reduction programs implemented in the fourth quarter of 1996 resulted in a 4.5% reduction of tooling costs as a percentage of sales for the first quarter of 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses for Aetna and MS Acquisition for the first quarter 1997 of $3.8 million, or 6.9% of sales, were up 12.3% from $3.4 million, or 6.3% of sales, for the same period of 1996.

INTEREST EXPENSE: Aetna's interest expense for the first quarter of 1997 was $2.6 million, or 4.7% of net sales, compared to $2.0 million or 3.8% of net sales in the same period in the prior year. Interest expense was impacted by higher levels of debt outstanding. MS Acquisition also had additional interest expense of $0.2 million of interest expense, or 0.3% of sales, which is attributed to the junior subordinated debentures.

INCOME TAXES: The income tax provision for Aetna in the first quarter of 1997 was $0.7 million with an effective rate of 38.6% as compared to a provision of $0.5 million with an effective tax rate of 43.5% in the same period in the prior year. The income tax provision for MS Acquisition in the first quarter of 1997 was $0.6 million with an effective rate of 38.6% as compared to a provision of $0.5 million with an effective tax rate of 43.5% in the same period in the prior year. The effective rates in both periods and for both Aetna and MS Acquisition differed from the statutory rate due principally to the effect of non-deductible amortization of cost in excess of assets acquired.

LIQUIDITY AND CAPITAL RESOURCES

Aetna and MS Acquisition's principal capital requirements are to fund working capital needs, to meet required debt payments and to complete planned maintenance and expansion expenditures. At March 30, 1997 there was $31.8 million available under the Senior Revolving Credit Facility. Management currently anticipates that its operating cash flow, together with available borrowings under the Senior Revolving Credit Facility, will be sufficient to meet working capital requirements, capital expenditure requirements, and interest requirements on debt obligations.

Net cash flow used for operations for the three months ended March 30, 1997 aggregated $4.0 million and $2.9 million for Aetna and MS Acquisition, respectively. This compares to $0.8 million for both Aetna and MS Acquisition in the same period in the prior year. The increase at Aetna and MS Acquisition was attributable to a $5.0 million increase in accounts receivable, net of accounts payable and other changes in working capital accounts aggregating $1.8 million, the increase is partially offset by an increase in net income of $0.3 million and the elimination of the deferred interest component of $1.0 million. Net cash used for operations at MS Acquisition is also offset by an increase in intercompany balances aggregating $1.1 million.

Net cash flow used for investing activities at both Aetna and MS Acquisition consists principally of capital expenditures and aggregated $3.2 million for the three months ended March 30, 1997 as compared to $0.7 million for the same period in the prior year. Major capital projects during 1997 include the construction of Plant 10, which will be used in the production of the new Jeep Grand Cherokee (WJ).

Net cash flows provided by financing aggregated $3.1 million and represented increases in the Senior Revolving Credit Facility for Aetna and MS Acquisition. In addition, MS Acquisition paid $1.0 million of its junior subordinated
debentures during the first quarter of 1997.   Net cash provided by financing
in the same period in 1996 totaled $1.2 million and represented the net increase in the line of credit, offset partially by the payment of long-term debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

To the extent dividends to Aetna Holdings, Inc. (Aetna Holdings) to fund the interest payments on the Junior Subordinated Debentures and interest payments on the unfunded contractual obligations to former option holders are permitted under the 11-7/8 % Senior Note Indenture and the Senior Revolving Credit Facility, interest on the Junior Subordinated Debentures and the contractual obligations will be funded by cash dividends by Aetna to Aetna Holdings. Additionally, up to $2.5 million in the aggregate principal amount of the Junior Subordinated Debentures will be required to be redeemed by Aetna Holdings from time to time to the extent dividends to Aetna Holdings are permitted to be paid by the 11-7/8% Senior Note Indenture and the Senior Revolving Credit Facility. In February 1997, Aetna paid $1.5 million representing interest and prepayment of principal on these debentures and obligations on behalf of Aetna Holdings.

PART II. OTHER INFORMATION
AETNA INDUSTRIES, INC.
MS ACQUISITION  CORP.

There have been no reportable events under Items 1, 2, 3, 4 or 5.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT NO.                       DESCRIPTION OF EXHIBITS

27.1           Financial Data Schedules for Aetna Industries, Inc.
27.2           Financial Data Schedules for MS Acquisition Corp.

(b) No reports on Form 8-K were filed by the registrants during the three months ended March 30, 1997.

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

                                  Aetna Industries, Inc.
                                  MS Acquisition Corp.
                                  Aetna Holdings, Inc.
                                  Aetna Export Sales, Inc.
                                  (Registrants)


Date:  May 14, 1997               By:  s/ Harold A. Brown
                                      -------------------
                                  Harold A. Brown
                                  Vice President, Finance,
                                  Secretary
                                  (Principal Financial and Accounting
                                  Officer)



Date:  May 14, 1997               By:  s/ Harold A. Brown
                                       -------------------
                                  Harold A. Brown
                                  Vice President, Finance,
                                  Secretary
                                  of MS Acquisition Corp.
                                  (Principal Financial and Accounting
                                  Officer)

Date:  May 14, 1997               By:  s/ Harold A. Brown
                                       -------------------
                                  Harold A. Brown
                                  Vice President, Finance,
                                  Secretary
                                  of Aetna Holdings, Inc.
                                  (Principal Financial and Accounting
                                  Officer)


Date:  May 14, 1997               By:  s/ Harold A. Brown
                                       -------------------
                                  Harold A. Brown
                                  Treasurer and Secretary of Aetna
                                  Export Sales, Inc.
                                  (Principal Financial and Accounting
                                  Officer)

                             AETNA INDUSTRIES, INC.

                                 EXHIBIT INDEX

EXHIBIT

27.1    Financial Data Schedules for Aetna Industries, Inc.
27.2    Financial Data Schedules for MS Acquisition Corp.