Form 10-Q
period 1997-06-29
AETNA INDUSTRIES INC; MS ACQUISITION
filed 1997-08-06
CIK 1022657, 1021907

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


 X
--- QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 1997.


                                       OR


--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________

Commission File No. 333-11801 (Aetna Industries, Inc.)
Commission File No. 333-11801-01 (MS Acquisition Corp.)

                             AETNA INDUSTRIES, INC.
                             MS  ACQUISITION CORP.
             (Exact name of registrant as specified in its charter)



         Delaware                         38-200-7550/13-3379803
------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization              Identification No.)


24331 Sherwood Avenue, P.O. Box 3067, Centerline, Michigan       48015-0067
------------------------------------------------------------------------------
       (Address of principal executive officer)                  (Zip Code)


Registrant's telephone number, including area code          (810) 759-2200



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

                        TABLE OF ADDITIONAL REGISTRANTS

                                      NONE

                                     INDEX


PART I         FINANCIAL INFORMATION                                     PAGE

Item 1.        FINANCIAL STATEMENTS OF AETNA INDUSTRIES, INC.

               Condensed Consolidated Balance Sheets -                     4
               June 29, 1997 and December 29, 1996

               Consolidated Statements of Operations -                     5
               three months and six months ended
               June 29, 1997 and June 30, 1996

               Condensed Consolidated Statements of Cash Flows -           6
               six months ended June 29, 1997
               and June 30, 1996

               Notes to Consolidated Financial Statements                  7

               FINANCIAL STATEMENTS OF MS ACQUISITION CORP.

               Condensed Consolidated Balance Sheets -                     8
               June 29, 1997 and December 29, 1996

               Consolidated Statements of Operations -                     9
               three months and six months ended
               June 29, 1997 and June 30, 1996

               Condensed Consolidated Statements of Cash Flows -           10
               six months ended June 29, 1997
               and June 30, 1996

               Notes to Consolidated Financial Statements                  11

Item 2.        Management's Discussion and Analysis of                     13
               Financial Condition and Results of Operations

PART II        OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders         17

Item 6.        Exhibits and Reports on Form 8-K                            17

               Signatures                                                  18

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                     JUNE 29, 1997  DECEMBER 29, 1996
                                                     -------------  -----------------
                                                               (UNAUDITED)

ASSETS
CURRENT ASSETS:
   Cash                                                        $40             $4,011
   Accounts receivable (less allowance for doubtful
    accounts of $333 and $510, respectively)                44,025             32,753
   Inventories, including tooling                            8,391             10,348
   Other current assets                                      1,000                969
                                                     -------------  -----------------
Total current assets                                        53,456             48,081
                                                     -------------  -----------------
Property, plant and equipment, net                          52,345             49,434
Deferred costs and other assets                              5,899              5,769
Cost in excess of net assets acquired                       25,374             25,774
                                                     -------------  -----------------

                                                          $137,074           $129,058
                                                     =============  =================

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable                                        $31,881            $24,958
   Accrued expenses                                         10,597             12,104
   Current portion of long-term debt                         2,176                -
                                                     -------------  -----------------
Total current liabilities                                   44,654             37,062
                                                     -------------  -----------------
Long-term debt, less current portion                        85,000             85,000
Deferred income taxes                                        7,937              8,136
Stockholder's equity
   Common stock - $.01 par value; 1,000 shares
    issued and outstanding                                     -                  -
   Contributed capital                                       9,024              9,024
   Accumulated deficit                                      (9,541)           (10,164)
                                                     -------------  -----------------
                                                              (517)            (1,140)
                                                     -------------  -----------------
                                                          $137,074           $129,058
                                                     =============  =================



          See accompanying notes to consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)



                                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                              --------------------  ------------------
                                              JUNE 29,   JUNE 30,   JUNE 29,  JUNE 30,
                                                1997       1996       1997      1996
                                              ---------  ---------  --------  --------
                                                    (UNAUDITED)         (UNAUDITED)
Net sales                                       $48,692    $60,951  $103,789  $114,944
Cost of sales                                    42,712     51,198    89,687    98,472
Selling, general and administrative expenses      3,963      3,961     7,792     7,371
                                              ---------  ---------  --------  --------
Operating income                                  2,017      5,792     6,310     9,101
Interest expense, net                             2,709      2,092     5,270     4,132
                                              ---------  ---------  --------  --------
Income (loss) before income taxes                 (692)      3,700     1,040     4,969
Income tax provision (credit)                     (252)      1,611       417     2,163
                                              ---------  ---------  --------  --------

Net income (loss)                                $(440)     $2,089      $623    $2,806
                                              =========  =========  ========  ========












          See accompanying notes to consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)




                                                          SIX MONTHS ENDED
                                                         ------------------
                                                         JUNE 29,  JUNE 30,
                                                           1997      1996
                                                         --------  --------
                                                            (UNAUDITED)

     CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                           $623    $2,806
        Adjustments to reconcile net income to net cash
          provided by operating activities
           Depreciation and amortization                    3,709     3,558
           Deferred interest                                  -         801
           Deferred income taxes                             (209)      178
           Changes in other assets and liabilities         (3,921)   (5,430)
                                                         --------  --------
        Net cash provided by operating activities             202     1,913
                                                         --------  --------

     CASH FLOWS FROM INVESTING ACTIVITIES
        Additions to property, plant and equipment         (5,939)   (2,732)
        Other, net                                           (410)      162
                                                         --------  --------
        Net cash used for investing activities             (6,349)   (2,570)
                                                         --------  --------

     CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase in line of credit                      2,176     7,927
        Principal payments on long-term debt                  -      (7,250)
                                                         --------  --------
        Net cash provided by financing                      2,176       677
                                                         --------  --------

        Net increase (decrease) in cash                    (3,971)       20
        Cash - beginning of year                            4,011       291
                                                         --------  --------

        Cash - end of period                                  $40      $311
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

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of Aetna Industries, Inc. (Aetna) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, which include only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with Aetna's consolidated financial statements and notes thereto for the year ended December 29, 1996.

2. INVENTORIES

   Inventories are comprised of the following:

                                                   JUNE 29,  DECEMBER 29,
                                                     1997      1996
                                                   --------  ------------
      Inventories valued at LIFO
       Raw materials                                 $2,319        $1,758
       Work-in-process                                3,370         3,458
       Finished goods                                 1,665         2,195
                                                   --------  ------------
                                                      7,354         7,411
       LIFO reserve                                    (335)         (335)
                                                   --------  ------------

                                                      7,019         7,076
                                                   --------  ------------
      Inventories valued at FIFO
       Tooling                                         (836)        1,592
       Purchased parts and purchased labor            2,208         1,680
                                                   --------  ------------

      Total inventories, including tooling           $8,391       $10,348
                                                   ========  ============

3. STOCKHOLDER'S EQUITY

                                                                 TOTAL
                                   CONTRIBUTED  ACCUMULATED  STOCKHOLDER'S
                                     CAPITAL      DEFICIT       EQUITY
                                   -----------  -----------  -------------
     Balance at December 29, 1996       $9,024     $(10,164)       $(1,140)
     Net income                                         623            623
                                   -----------  -----------  -------------

     Balance at June 29, 1997           $9,024     $ (9,541)         $(517)
                                   ===========  ===========  =============

                              MS ACQUISITION CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                  JUNE 29, 1997 DECEMBER 29, 1996
                                                                                  ------------- -----------------
                                                                                          (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash                                                                               $     40         $  4,011
   Accounts receivable (less allowance for doubtful
    accounts of $333 and $510, respectively)                                            41,532           32,113
   Inventories, including tooling                                                        8,391           10,348
   Other current assets                                                                  1,000              969
                                                                                      --------         --------
Total current assets                                                                    50,963           47,441
                                                                                      --------         --------

Property, plant and equipment, net                                                      52,345           49,434
Deferred costs and other assets                                                          5,899            5,769
Cost in excess of net assets acquired                                                   25,374           25,774
                                                                                      --------         --------
                                                                                      $134,581         $128,418
                                                                                      ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                   $ 31,881         $ 24,958
   Accrued expenses                                                                     10,719           12,361
   Current portion of long-term debt                                                     3,163            2,427
                                                                                      --------         --------
Total current liabilities                                                               45,763           39,746
                                                                                      --------         --------

Long-term debt, less current portion                                                    85,000           85,000
Junior subordinated debentures                                                           6,802            6,802
Deferred income taxes                                                                    7,937            8,136
Redeemable preferred stock
   Series A - $100 stated value; 293,123 shares authorized;
   121,291 and 114,967 shares issued and outstanding, respectively                      12,635           11,979
   Series B - $100 stated value; 2,000,000 shares authorized                               -                -
Stockholders' Equity
   Class A, common stock - $.01 par value, 5,000,000
    shares authorized, 383,409 shares issued and outstanding                                 4                4
   Class B, common stock - $.01 par value, 5,000,000
    shares authorized, 516,590 shares issued and outstanding                                 5                5
   Additional paid-in capital                                                           14,853           15,509
   Accumulated deficit                                                                 (31,142)         (31,487)
   Fair market value in excess of historical cost of net
    assets acquired from entities partially under
    common control                                                                      (7,276)          (7,276)
                                                                                      --------         --------
                                                                                       (23,556)         (23,245)
                                                                                      --------         --------
                                                                                      $134,581         $128,418
                                                                                      ========         ========


          See accompanying notes to consolidated financial statements.

                              MS ACQUISITION CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)



                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                   --------------------  ------------------
                                                   JUNE 29,   JUNE 30,   JUNE 29,  JUNE 30,
                                                     1997       1996       1997      1996
                                                   ---------  ---------  --------  --------
                                                        (UNAUDITED)         (UNAUDITED)

Net sales                                            $48,692    $60,951  $103,789  $114,944
Cost of sales                                         42,712     51,198    89,687    98,472
Selling, general and administrative expenses           3,965      3,961     7,798     7,371
                                                   ---------  ---------  --------  --------
Operating income                                       2,015      5,792     6,304     9,101
Interest expense, net                                  2,928      2,092     5,728     4,132
                                                   ---------  ---------  --------  --------
Income (loss) before income taxes                       (913)     3,700       576     4,969
Income tax provision (credit)                           (345)     1,611       231     2,163
                                                   ---------  ---------  --------  --------
Net income (loss) before preferred stock dividend       (568)   $ 2,089       345  $  2,806
                                                   ---------  =========  --------  ========
Preferred stock dividend requirements                   (487)                (656)
                                                   ---------             --------

Net income (loss) available for common
  stockholders                                      $(1,055)             $   (311)
                                                   =========             ========








          See accompanying notes to consolidated financial statements.

                              MS ACQUISITION CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                    SIX MONTHS ENDED
                                                                   ------------------
                                                                   JUNE 29,  JUNE 30,
                                                                     1997      1996
                                                                   --------  --------
                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $    345  $  2,806
   Adjustments to reconcile net income to net cash
     provided by operating activities
      Depreciation and amortization                                   3,709     3,558
      Deferred interest                                                 -         801
      Deferred income taxes                                            (209)      178
      Changes in other assets and liabilities                        (2,202)   (5,430)
                                                                   --------  --------
   Net cash provided by operating activities                          1,643     1,913
                                                                   --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment                        (5,939)   (2,732)
   Other, net                                                          (410)      162
                                                                   --------  --------
   Net cash used for investing activities                            (6,349)   (2,570)
                                                                   --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of long-term debt and junior subordinated debentures    (1,441)   (7,250)
   Net increase in line of credit                                     2,176     7,927
                                                                   --------  --------
   Net cash provided by financing                                       735       677
                                                                   --------  --------

   Net increase (decrease) in cash                                   (3,971)       20
   Cash - beginning of year                                           4,011       291
                                                                   --------  --------

   Cash - end of period                                            $     40  $    311
                                                                   ========  ========






          See accompanying notes to consolidated financial statements.

                              MS ACQUISITION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

   MS Acquisition Corp. (MS Acquisition) was formed primarily for the purpose of purchasing Aetna. It does not have any significant assets or liabilities, other than preferred stock, junior subordinated debentures and accruals.

   The accompanying unaudited condensed consolidated financial statements of MS Acquisition have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, which include only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with MS Acquisition's consolidated financial statements and notes thereto for the year ended December 29, 1996.

2. INVENTORIES

   Inventories are comprised of the following:


                                         JUNE 29,  DECEMBER 29,
                                           1997        1996
                                         --------  ------------

   Inventories valued at LIFO
    Raw materials                          $2,319       $ 1,758
    Work-in-process                         3,370         3,458
    Finished goods                          1,665         2,195
                                         --------  ------------
                                            7,354         7,411
   LIFO reserve                              (335)         (335)
                                         --------  ------------

                                            7,019         7,076
                                         --------  ------------

   Inventories valued at FIFO
    Tooling                                  (836)        1,592
    Purchased parts and purchased labor     2,208         1,680
                                         --------  ------------

   Total inventories, including tooling    $8,391       $10,348
                                         ========  ============

                              MS ACQUISITION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

3. STOCKHOLDERS' EQUITY

                                                                         FAIR MARKET
                                                                          VALUE IN
                                                                          EXCESS OF
                                                                         HISTORICAL
                              CLASS A  CLASS B  ADDITIONAL                 COST OF        TOTAL
                              COMMON   COMMON    PAID-IN    ACCUMULATED  NET ASSETS   STOCKHOLDERS'
                               STOCK    STOCK    CAPITAL      DEFICIT     ACQUIRED       EQUITY
                              -------  -------  ----------  -----------  -----------  -------------

Balance at December 29, 1996       $4       $5     $15,509    $ (31,487)     $(7,276)      $(23,245)
Net income                                                          345                         345
Dividends on redeemable
 preferred stock                                      (656)                                    (656)
                              -------  -------  ----------  -----------  -----------  -------------

Balance at June 29, 1997           $4       $5     $14,853    $ (31,142)     $(7,276)      $(23,556)
                              =======  =======  ==========  ===========  ===========  =============

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, Aetna's and MS Acquisition's statement of operations expressed as a percentage of net sales. This table and subsequent discussions should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Aetna and MS Acquisition included elsewhere herein. MS Acquisition was formed primarily for the purpose of purchasing Aetna, and it does not have any significant assets or liabilities, other than preferred stock, junior subordinated debentures and accruals. Additionally, MS Acquisition does not have any incremental net sales or significant expenses, other than the interest expense associated with the junior subordinated debentures and the related income tax benefit.

AS A PERCENTAGE OF NET SALES


                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                      -----------------------------------  -----------------------------------
                         JUNE 29, 1997      JUNE 30, 1996     JUNE 29, 1997      JUNE 30, 1996
                      --------------------  -------------  --------------------  -------------
                                   MS         AETNA/MS                  MS         AETNA/MS
                       AETNA   ACQUISITION   ACQUISITION    AETNA   ACQUISITION   ACQUISITION
                      -------  -----------  -------------  -------  -----------  -------------

Net sales               100.0%    100.0%       100.0%       100.0%    100.0%         100.0%
Cost of sales            87.7      87.7         84.0         86.4      86.4           85.7
Gross profit             12.3      12.3         16.0         13.6      13.6           14.3
SG&A expenses             8.1       8.2          6.5          7.5       7.5            6.4
Operating profit          4.2       4.1          9.5          6.1       6.1            7.9
Interest expense          5.6       6.0          3.4          5.1       5.6            3.6
Income before
 income taxes            (1.4)     (1.9)         6.1          1.0       0.5            4.3
Income tax provision     (0.5)     (0.7)         2.7          0.4       0.2            1.9

Net income (loss)        (0.9)%    (1.2)%        3.4%         0.6%      0.3%           2.4%

THREE MONTHS ENDED JUNE 29, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

NET SALES: Net sales for Aetna and MS Acquisition for the second quarter of 1997 were $48.7 million, or 20.1% lower than second quarter 1996 sales of $61.0 million. Production sales of $47.0 million in the second quarter of 1997 were down $12.0 million from $59.0 million in the second quarter of 1996, while tooling and prototype sales were down $.3 million for the same period of the prior year. Production sales were unfavorably impacted by the five week Chrysler strike and the planned phase out of two General Motors programs (the cargo van floor pan and side rail assemblies and the small truck door beam program) during the second quarter of 1996.

GROSS PROFIT: Aetna's and MS Acquisition's gross profit was $6.0 million, or 12.3% of net sales, for the second quarter of 1997, compared to $9.8 million, or 16.0% of net sales, for the same period in 1996. The decrease in gross profit from the prior year was due to the five week Chrysler strike.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses for Aetna and MS Acquisition for the second quarter of 1997 were $4.0 million, or 8.1% and 8.2% of net sales, respectively, compared to $4.0 million, or 6.5% of net sales, for the same period in 1996. The increase, as a percentage of sales, was due to decreased production sales volume and additional engineering and quality assurance staff in support of new platforms and factory assist quotations.

INTEREST EXPENSE: Aetna's interest expense for the second quarter of 1997 was $2.7 million, or 5.6% of net sales, compared to $2.1 million or 3.4% of net sales in the same period in the prior year. Interest expense was impacted by higher levels of debt outstanding. MS Acquisition also had additional interest expense of $0.2 million, or 0.4% of sales, which is attributed to the junior subordinated debentures.

INCOME TAXES: The income tax credit for Aetna in the second quarter of 1997 was $0.3 million with an effective tax rate of 36.4% as compared to a provision of $1.6 million with an effective tax rate of 43.5% in the same period in the prior year. The income tax credit for MS Acquisition in the second quarter of 1997 was $0.3 million with an effective tax rate of 37.8% as compared to a provision of $1.6 million with an effective tax rate of 43.5% in the same period in the prior year. The effective rates in both periods and for both Aetna and MS Acquisition differed from the statutory rate due principally to the effect of non-deductible amortization of cost in excess of assets acquired.


SIX MONTHS ENDED JUNE 29, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

NET SALES: Net sales for Aetna and MS Acquisition for the second quarter of 1997 were $103.8 million, down from the $114.9 million reported for the six months ended June 30, 1996. Production sales decreased $8.4 million, while tooling sales decreased $2.7 million. The decrease in production sales was principally due to the five week Chrysler strike and the planned phase out of two General Motors programs (the cargo van floor pan and side rail assemblies and the small truck door beam program) during the second quarter of 1996.

GROSS PROFIT: Aetna's and MS Acquisition's gross profit was $14.1 million, or 13.6% of net sales, for the six months ended June 29, 1997 compared to $16.5 million, or 14.3% of net sales, for the same period in 1996. The decrease in gross profit from the prior year was due to the five week Chrysler strike, partially offset by an increase in tooling gross margin and lower material costs due to outsourcing certain parts.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses for Aetna and MS Acquisition for the six months ended June 29, 1997 were $7.8 million, or 7.5% of net sales, compared to $7.4 million, or 6.4% of net sales, for the same period in 1996. As a percentage of sales, the increase was due to the interruption of production sales during the Chrysler strike and additional engineering and quality assurance staff in support of new platforms and factory assist quotations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

INTEREST EXPENSE: Aetna's interest expense for the six months ended June 29, 1997 was $5.3 million, or 5.1% of net sales, compared to $4.1 million or 3.6% of net sales in the same period in the prior year. Interest expense was impacted by higher levels of debt outstanding. MS Acquisition also had additional interest expense of $0.5 million of interest expense, or 0.5% of sales, which is attributed to the junior subordinated debentures.

INCOME TAXES: The income tax provision for Aetna for the six months ended June 29, 1997 was $0.4 million with an effective tax rate of 40.1% as compared to a provision of $2.2 million with an effective tax rate of 43.5% in the same period in the prior year. The income tax credit for MS Acquisition for the six months ended June 29, 1997 was $0.2 million with an effective tax rate of 40.1% as compared to a provision of $2.2 million with an effective tax rate of 43.5% in the same period in the prior year. The effective rates in both periods and for both Aetna and MS Acquisition differed from the statutory rate due principally to the effect of non-deductible amortization of cost in excess of assets acquired.

LIQUIDITY AND CAPITAL RESOURCES

Aetna's and MS Acquisition's principal capital requirements are to fund working capital needs, to meet required debt payments and to complete planned maintenance and expansion expenditures. At June 29, 1997 there was $32.8 million available under the Senior Revolving Credit Facility. Management currently anticipates that its operating cash flow, together with available borrowings under the Senior Revolving Credit Facility, will be sufficient to meet working capital requirements, capital expenditure requirements, and interest requirements on debt obligations.

Net cash flow provided by operations for the six months ended June 29, 1997 aggregated $0.2 million and $1.6 million for Aetna and MS Acquisition, respectively. This compares to $1.9 million for both Aetna and MS Acquisition in the same period in the prior year. The decrease at Aetna and MS Acquisition was attributable to a decrease in net income and the elimination of the deferred interest component. The decrease was partially offset by an increase in accounts receivable due to a progress billing made on the new Jeep Grand Cherokee (WJ) weld assembly program and an increase in accounts payable due to the construction of Plant 10 which will be used in the production of the WJ. Net cash used for operations at MS Acquisition is also offset by an increase in intercompany balances aggregating $1.7 million.

Net cash flow used for investing activities at both Aetna and MS Acquisition consists principally of capital expenditures and aggregated $6.3 million for the six months ended June 29, 1997 as compared to $2.6 million for the same period in the prior year. The major capital project during 1997 has been the construction of Plant 10. As part of its growth strategy, the Company continues to seek and review acquisition candidates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net cash flows provided by financing aggregated $2.2 million and represented increases in the Senior Revolving Credit Facility for Aetna and MS Acquisition. In addition, MS Acquisition paid $1.4 million of its junior subordinated
debentures during the six months ended June 29, 1997.   Net cash provided by
financing in the same period in 1996 totaled $0.7 million and represented the net increase in the line of credit, offset by the payment of long-term debt.

To the extent dividends to Aetna Holdings, Inc. (Aetna Holdings) to fund the interest payments on the Junior Subordinated Debentures and interest payments on the unfunded contractual obligations to former option holders are permitted under the 11-7/8% Senior Note Indenture and the Senior Revolving Credit Facility, interest on the Junior Subordinated Debentures and the contractual obligations will be funded by cash dividends by Aetna to Aetna Holdings. Additionally, up to $2.5 million in the aggregate principal amount of the Junior Subordinated Debentures will be required to be redeemed by Aetna Holdings from time to time to the extent dividends to Aetna Holdings are permitted to be paid by the 11-7/8% Senior Note Indenture and the Senior Revolving Credit Facility. In February 1997 and in May 1997, Aetna paid $1.5 million and $0.6 million, respectively, representing interest and prepayment of principal on these debentures and obligations on behalf of Aetna Holdings.

PART II. OTHER INFORMATION

There have been no reportable events under Items 1, 2, 3, or 5

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of stockholders of each of Aetna and MS Acquisition was held on April 28, 1997.

    At each such meeting all of the following nominees for election as directors were elected; Ueli Spring, Harold Brown, Michael Delaney, David Howe and John Wurster. All such nominees were currently serving as members of the board of directors of each of Aetna and MS Acquisition. All of the shares represented at the meeting were voted in favor of such persons.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits



EXHIBIT NO.                       DESCRIPTION OF EXHIBITS

27.1         Financial Data Schedule for Aetna Industries, Inc. (EDGAR Filing Only)
27.2         Financial Data Schedule for MS Acquisition Corp. (EDGAR Filing Only)

(b) No reports on Form 8-K were filed by the registrants during the three months ended June 29, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

The signatory hereby acknowledges and adopts the typed form of his name in the electronic filing of this document with the Securities and Exchange Commission.

                                      Aetna Industries, Inc.

Date:  August 6, 1997                 By:  s/ Harold A. Brown
                                           ------------------
                                      Harold A. Brown
                                      Vice President, Finance and Secretary
                                      (Principal Financial and Accounting
                                      Officer)


                                      MS Acquisition Corp.


Date:  August 6, 1997                 By:  s/ Harold A. Brown
                                           ------------------
                                      Harold A. Brown
                                      Vice President, Finance and Secretary
                                      (Principal Financial and Accounting
                                      Officer)



                                EXHIBIT INDEX


EXHIBIT NO.   DESCRIPTION OF EXHIBITS
-----------   -----------------------

27.1         Financial Data Schedule for Aetna Industries, Inc.
27.2         Financial Data Schedule for MS Acquisition Corp.
