Form 10-Q
period 1997-09-28
AETNA INDUSTRIES INC; MS ACQUISITION
filed 1997-10-31
CIK 1022657, 1021907

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---ACT OF 1934
For the quarterly period ended September 28, 1997.

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---ACT OF 1934
For the transition period from                             to
                               ---------------------------
--------------
Commission File No. 333-11801 (Aetna Industries, Inc.)
Commission File No. 333-11801-01 (MS Acquisition Corp.)

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


24331 Sherwood Avenue, P.O. Box 3067, Centerline, Michigan          48015-0067
--------------------------------------------------------------------------------
         (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code               (810) 759-2200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                   Yes X   No __
                                      ---

As of October 26, 1997, 1,000 shares of Aetna Industries, Inc. common stock, 383,409 shares of MS Acquisition Corp. Class A common stock and 516,590 shares of MS Acquisition Corp. Class B common stock were outstanding.

                        TABLE OF ADDITIONAL REGISTRANTS

                                      NONE

                                     INDEX

PART I                    FINANCIAL INFORMATION                                      PAGE

Item 1.                   FINANCIAL STATEMENTS OF AETNA INDUSTRIES, INC.

                          Condensed Consolidated Balance Sheets -                       4
                          September 28, 1997 and December 29, 1996

                          Consolidated Statements of Operations -                       5
                          three months and nine months ended
                          September 28, 1997 and September 29, 1996

                          Condensed Consolidated Statements of Cash Flows -             6
                          nine months ended September 28, 1997
                          and September 29, 1996

                          Notes to Consolidated Financial Statements                    7

                          FINANCIAL STATEMENTS OF MS ACQUISITION CORP.

                          Condensed Consolidated Balance Sheets -                       8
                          September 28, 1997 and December 29, 1996

                          Consolidated Statements of Operations -                       9
                          three months and nine months ended
                          September 28, 1997 and September 29, 1996

                          Condensed Consolidated Statements of Cash Flows -            10
                          nine months ended September 28, 1997
                          and September 29, 1996

                          Notes to Consolidated Financial Statements                   11

Item 2.                   Management's Discussion and Analysis of                      13
                          Financial Condition and Results of Operations

PART II                   OTHER INFORMATION

Item 5.                   Other Information                                            17

Item 6.                   Exhibits and Reports on Form 8-K                             17

                          Signatures                                                   18

EXHIBIT INDEX                                                                          19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                          SEPTEMBER 28, 1997       DECEMBER 29, 1996
                                                          ------------------       -----------------
                                                                           (UNAUDITED)

ASSETS
CURRENT ASSETS:
    Cash                                                     $      173               $     4,011
    Accounts receivable (less allowance for doubtful
      accounts of $346 and $510, respectively)                   42,153                    32,753
    Inventories, including tooling                               12,351                    10,348
    Other current assets                                          1,086                       969
                                                             ----------               -----------
Total current assets                                             55,763                    48,081
                                                             ----------               -----------
Property, plant and equipment, net                               53,298                    49,434
Deferred costs and other assets                                   6,336                     5,769
Cost in excess of net assets acquired                            25,173                    25,774
                                                             ----------               -----------

                                                             $  140,570               $   129,058
                                                             ==========               ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable                                         $   30,489               $    24,958
    Accrued expenses                                             10,910                    12,104
    Current portion of long-term debt                             8,427                         -
                                                             ----------               -----------
Total current liabilities                                        49,826                    37,062
                                                             ----------               -----------
Long-term debt, less current portion                             85,000                    85,000
Deferred income taxes                                             7,937                     8,136
Stockholder's equity
    Common stock - $.01 par value; 1,000 shares
       issued and outstanding                                         -                         -
    Contributed capital                                           9,024                     9,024
    Accumulated deficit                                         (11,217)                  (10,164)
                                                             ----------               -----------
                                                                 (2,193)                   (1,140)
                                                             ----------               -----------

                                                             $  140,570               $   129,058
                                                             ==========               ===========


          See accompanying notes to consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         ------------------             -----------------
                                                  SEPTEMBER 28, SEPTEMBER 29,        SEPTEMBER 28, SEPTEMBER 29,
                                                        1997           1996             1997            1996
                                                        ----           ----             ----            ----
                                                           (UNAUDITED)                     (UNAUDITED)

Net sales                                             $  45,599      $  48,861        $ 149,388    $ 163,805
Cost of sales                                            41,022         42,886          130,709      141,358
Selling, general and administrative expenses              4,656          4,050           12,448       11,421
                                                      ---------      ---------        ---------    ---------
Operating income (loss)
                                                            (79)         1,925            6,231       11,026
Interest expense, net                                     2,716          2,269            7,986        6,401
                                                       ---------      --------        ----------   ---------
Income (loss) before income taxes                        (2,795)          (344)          (1,755)       4,625
Income tax provision (credit)                            (1,119)          (346)            (702)       1,816
                                                      ---------      ---------        ---------    ---------


Income (loss) before extraordinary item                  (1,676)             2           (1,053)       2,809

Extraordinary item (net of income taxes of $594)             --          1,153               --        1,153
                                                      ---------      ---------        ---------     --------

Net income (loss)                                     $  (1,676)      $ (1,151)       $  (1,053)    $  1,656
                                                      =========       ========        ==========    ========





          See accompanying notes to consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                   NINE MONTHS ENDED
                                                                                   -----------------
                                                                            SEPTEMBER 28,    SEPTEMBER 29,
                                                                                 1997             1996
                                                                                 ----             ----
                                                                                      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                          $(1,053)       $    1,656
    Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities
       Depreciation and amortization                                             5,616             5,374
       Deferred income taxes                                                      (209)             (398)
       Changes in other assets and liabilities                                  (7,173)           (2,296)
                                                                               -------        ----------
    Net cash provided by (used for) operating activities                        (2,819)            4,336
                                                                               -------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment                                  (8,460)           (3,552)
    Disposals of property, plant and equipment                                       -               393
    Increase in other assets                                                      (663)               --
                                                                               -------        ----------
    Net cash used for investing activities                                      (9,123)           (3,159)
                                                                               -------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of debt                                                   -            85,000
    Principal payments on long-term debt                                             -           (62,558)
    Net increase (decrease) in line of credit                                    8,427            (7,305)
    Dividends paid                                                                   -           (11,082)
    Debt issue costs                                                                 -            (5,506)
    Increase in other assets                                                      (323)               --
                                                                               -------        ----------
    Net cash provided by (used for) financing                                    8,104            (1,451)
                                                                               -------        ----------

    Net decrease in cash                                                        (3,838)             (274)
    Cash - beginning of year                                                     4,011               291
                                                                               -------        ----------

    Cash - end of period                                                       $   173        $       17
                                                                               =======        ==========





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

2.  INVENTORIES

    Inventories are comprised of the following:
                                                                        SEPTEMBER 28,       DECEMBER 29,
                                                                           1997                1996
                                                                           ----                ----


    Inventories valued at LIFO
      Raw materials                                                    $   2,164            $   1,758
      Work-in-process                                                      2,911                3,458
      Finished goods                                                       1,709                2,195
                                                                       ---------            ---------
                                                                           6,784                7,411
      LIFO reserve                                                          (335)                (335)
                                                                       ---------            ---------

                                                                           6,449                7,076
                                                                       ---------            ---------
    Inventories valued at FIFO
      Tooling                                                              3,753                1,592
      Purchased parts and purchased labor                                  2,149                1,680
                                                                       ---------            ---------

    Total inventories, including tooling                               $  12,351            $  10,348
                                                                       =========            =========

3.  STOCKHOLDER'S EQUITY

                                                                                           TOTAL
                                                  CONTRIBUTED       ACCUMULATED        STOCKHOLDER'S
                                                    CAPITAL           DEFICIT             EQUITY
                                                    -------           -------             ------
    Balance at December 29, 1996                   $ 9,024          $ (10,164)           $ (1,140)
    Net loss                                                           (1,053)             (1,053)
                                                   -------          ---------            --------

    Balance at September 28, 1997                  $ 9,024          $ (11,217)           $ (2,193)
                                                   =======          =========            ========

                              MS ACQUISITION CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 SEPTEMBER  28, 1997     DECEMBER  29, 1996
                                                                  ------------------     ------------------
                                                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash                                                                    $      173           $    4,011
Accounts receivable (less allowance for doubtful
  accounts of $346 and $510, respectively)                                  39,530               32,113
Inventories, including tooling                                              12,351               10,348
Other current assets                                                         1,086                  969
                                                                        ----------           ----------
    Total current assets                                                    53,140               47,441
                                                                        ----------           ----------
Property, plant and equipment, net                                          53,298               49,434
Deferred costs and other assets                                              6,336                5,769
Cost in excess of net assets acquired                                       25,173               25,774
                                                                        ----------           ----------

                                                                        $  137,947           $  128,418
                                                                        ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                    $   30,489           $   24,958
    Accrued expenses                                                        11,034               12,361
    Current portion of long-term debt                                        9,414                2,427
                                                                        ----------           ----------
    Total current liabilities                                               50,937               39,746
                                                                        ----------           ----------
Long-term debt, less current portion                                        85,000               85,000
Junior subordinated debentures                                               6,802                6,802
Deferred income taxes                                                        7,937                8,136
Redeemable preferred stock
   Series A - $100 stated value; 293,123 shares authorized;
    127,962 and 114,967 shares issued and outstanding, respectively         12,977               11,979
   Series B - $100 stated value; 2,000,000 shares authorized                     -                    -
Stockholders' Equity
   Class A, common stock - $.01 par value, 5,000,000
   shares authorized, 383,409 shares issued and outstanding                      4                    4
   Class B, common stock - $.01 par value, 5,000,000
    shares authorized, 516,590 shares issued and outstanding                     5                    5
   Additional paid-in capital                                               14,510               15,509
   Accumulated deficit                                                     (32,949)             (31,487)
   Fair market value in excess of historical cost of net
     assets acquired from entities partially under
     common control                                                         (7,276)              (7,276)
                                                                        ----------           ----------
                                                                           (25,706)             (23,245)
                                                                        ----------           ----------

                                                                        $  137,947           $  128,418
                                                                        ==========           ==========

          See accompanying notes to consolidated financial statements.

                              MS ACQUISITION CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         ------------------             -----------------
                                                     SEPTEMBER 28,  SEPTEMBER 29,   SEPTEMBER 28,  SEPTEMBER 29,
                                                        1997           1996             1997          1996
                                                        ----           ----             ----          ----
                                                           (UNAUDITED)                     (UNAUDITED)

Net sales                                             $45,599         $ 48,861          $149,388       $  163,805
Cost of sales                                          41,022           42,886           130,709          141,358
Selling, general and administrative expenses            4,660            4,050            12,458           11,421
                                                      -------         --------          --------       ----------
Operating income (loss)                                   (83)           1,925             6,221           11,026
                                                        2,929            2,400             8,657            6,532
Interest expense, net                                 -------         --------          --------       ----------
                                                       (3,012)            (475)           (2,436)           4,494
Income (loss) before income taxes                      (1,205)            (393)             (974)           1,770
Income tax provision (credit)                         -------         --------          --------       ----------
                                                       (1,807)             (82)           (1,462)           2,724
Income (loss) before extraordinary item                     -            1,153                 -            1,153
Extraordinary item (net of income taxes of $594)      -------         --------          --------       ----------
                                                       (1,807)        $ (1,235)           (1,462)      $    1,571
Net income (loss) before preferred stock dividend     -------         ========          --------       ==========
                                                         (343)                              (999)
Preferred stock dividend requirements                 -------                           --------


Net income (loss) available for common                $(2,150)                          $ (2,461)
    stockholders                                      =======                           ========






          See accompanying notes to consolidated financial statements.

                              MS ACQUISITION CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                                 -----------------
                                                                            SEPTEMBER 28,    SEPTEMBER 29,
                                                                                 1997             1996
                                                                                 ----             ----
                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                          $(1,462)         $  1,571
    Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities
       Depreciation and amortization                                             5,616             5,374
       Deferred income taxes                                                      (209)             (398)
       Changes in other assets and liabilities                                  (5,323)           (2,211)
                                                                               -------          --------
    Net cash provided by (used for) operating activities                        (1,378)            4,336
                                                                               -------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment                                  (8,460)           (3,552)
    Disposals of property, plant and equipment                                       -               393
    Increase in other assets                                                      (663)               --
                                                                               -------          --------
    Net cash used for investing activities                                      (9,123)           (3,159)
                                                                               -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of debt                                                   -            85,000
    Repayment of long-term debt and junior subordinated debentures              (1,441)          (62,558)
    Net increase (decrease) in line of credit                                    8,427            (7,305)
    Dividends paid                                                                   -           (21,082)
    Equity contributions                                                             -            10,000
    Debt issue costs                                                                 -            (5,506)
    Increase in other assets                                                      (323)                -
                                                                               -------          --------

    Net cash provided by (used for) financing                                    6,663            (1,451)
                                                                               -------          --------

    Net decrease in cash                                                        (3,838)             (274)
    Cash - beginning of year                                                     4,011               291
                                                                               -------          --------

    Cash - end of period                                                       $   173          $     17
                                                                               =======          ========





          See accompanying notes to consolidated financial statements.

                              MS ACQUISITION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

    MS Acquisition Corp. (MS Acquisition) was formed primarily for the purpose of purchasing Aetna . It does not have any significant assets or liabilities, other than preferred stock, junior subordinated debentures and accruals.

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

2.  INVENTORIES

    Inventories are comprised of the following:

                                                                      SEPTEMBER 28,        DECEMBER 29,
                                                                           1997                1996
                                                                           ----                ----
    Inventories valued at LIFO
      Raw materials                                                     $   2,164           $   1,758
      Work-in-process                                                       2,911               3,458
      Finished goods                                                        1,709               2,195
                                                                        ---------           ---------
                                                                            6,784               7,411
    LIFO reserve                                                             (335)               (335)
                                                                        ---------           ---------

                                                                            6,449               7,076
                                                                        ---------           ---------

    Inventories valued at FIFO
      Tooling                                                               3,753               1,592
      Purchased parts and purchased labor                                   2,149               1,680
                                                                        ---------           ---------

    Total inventories, including tooling                                $  12,351           $  10,348
                                                                        =========           =========

                              MS ACQUISITION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

3.  STOCKHOLDERS' EQUITY

                                                                                        FAIR MARKET
                                                                                          VALUE IN
                                                                                         EXCESS OF
                                                                                        HISTORICAL
                                     CLASS A     CLASS B   ADDITIONAL                     COST OF         TOTAL
                                     COMMON      COMMON     PAID-IN      ACCUMULATED    NET ASSETS    STOCKHOLDERS'
                                      STOCK       STOCK     CAPITAL        DEFICIT        ACQUIRED       EQUITY
                                      -----       -----     -------        -------        --------       ------

    Balance at December 29, 1996     $     4     $   5      $ 15,509     $ (31,487)     $ (7,276)      $(23,245)
    Net loss                                                                (1,462)                      (1,462)
    Dividends on redeemable
     preferred stock                                            (999)                                      (999)
                                     -------     -----      --------     ---------      --------       --------

    Balance at September 28, 1997    $     4     $   5      $ 14,510     $ (32,949)     $ (7,276)      $(25,706)
                                     =======     =====      ========     =========      ========       ========

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

THREE MONTHS ENDED SEPTEMBER 28, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 29, 1996

AS A PERCENTAGE OF NET SALES

                                                                 THREE MONTHS ENDED
                                                 -------------------------------------------------
                                                     SEPTEMBER 28, 1997      SEPTEMBER 29, 1996
                                                 -------------------------------------------------
                                                                   MS                        MS
                                                    AETNA     ACQUISITION    AETNA     ACQUISITION
                                                    -----     -----------    -------   -----------
Net sales                                           100.0%        100.0%      100.0%       100.0%
Cost of sales                                        90.0          90.0        87.8         87.8
Gross profit                                         10.0          10.0        12.2         12.2
Selling, general &
  administrative expenses                            10.2          10.2         8.3          8.3
Operating income (loss)                              (0.2)         (0.2)        3.9          3.9
Interest expense, net                                 6.0           6.4         4.6          4.9
Income (loss) before
  income taxes                                       (6.2)         (6.6)       (0.7)        (1.0)
Income tax provision (credit)                        (2.5)         (2.6)       (0.7)        (0.8)
Income (loss) before
  extraordinary item                                 (3.7)         (4.0)        0.0         (0.2)
Extraordinary item                                      -             -         2.4          2.4
Net income (loss)                                    (3.7)%        (4.0)%      (2.4)%       (2.6)%


NET SALES: Net sales for Aetna and MS Acquisition for the third quarter of 1997 were $45.6 million, or 6.7% lower than third quarter 1996 sales of $48.9 million. Production sales of $44.5 million in the third quarter of 1997 were up $0.1 million from $44.4 million in the third quarter of 1996, while tooling and prototype sales were down $3.4 million for the same period of the prior year. Production sales were favorably impacted by several new Chrysler car models and increased Chrysler mini-van sales, partially offset by decreased Chrysler Jeep Cherokee (XJ) sales. Tooling sales in the third quarter of 1996 included Chrysler Jeep Grand Cherokee (WJ) platform work.

GROSS PROFIT: Aetna's and MS Acquisition's gross profit was $4.6 million, or 10.0% of net sales, for the third quarter of 1997, compared to $6.0 million, or 12.2% of net sales, for the same period in 1996. The decrease in gross profit from the prior year was due to purchasing rather than manufacturing certain parts.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses for Aetna and MS Acquisition for the third quarter of 1997 were $4.7 million, or 10.2% of net sales compared to $4.1 million, or 8.3% of net sales, for the same period in 1996. The increase, as a percentage of sales, was due to non-recurring merger and acquisition expenses and additional engineering and quality assurance staff in support of new platforms.

INTEREST EXPENSE: Aetna's interest expense for the third quarter of 1997 was $2.7 million, or 6.0% of net sales, compared to $2.3 million or 4.6% of net sales in the same period in the prior year. Interest expense was impacted by higher levels of debt outstanding. MS Acquisition also had additional interest expense of $0.2 million, or 0.4% of sales, which is attributed to the junior subordinated debentures.

INCOME TAXES: The income tax credit for Aetna in the third quarter of 1997 was $1.1 million with an effective tax rate of 40.0% as compared to a credit of $0.3 million with an effective tax rate of 100% in the same period in the prior year. The income tax credit for MS Acquisition in the third quarter of 1997 was $1.2 million with an effective tax rate of 40.0% as compared to a credit of $0.4 million with an effective tax rate of 82.7% in the same period in the prior year. The effective rates in both periods and for both Aetna and MS Acquisition differed from the statutory rate due principally to the effect of non-deductible amortization of cost in excess of net assets acquired.

EXTRAORDINARY ITEM: During the quarter ended September 29, 1996, Aetna and MS Acquisition prepaid outstanding subordinated debt. The resulting prepayment penalty has been shown as an extraordinary item.

NINE MONTHS ENDED SEPTEMBER 28, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 29, 1996

AS A PERCENTAGE OF SALES

                                                           NINE MONTHS ENDED
                                           -----------------------------------------------
                                           SEPTEMBER 28, 1997        SEPTEMBER 29, 1996
                                           ------------------        ---------------------
                                                        MS                         MS
                                           AETNA    ACQUISITION      AETNA     ACQUISITION
                                           -----    -----------      -----     -----------

Net sales                                 100.0%          100.0%      100.0%      100.0%
Cost of sales                              87.5            87.5        86.3        86.3
Gross profit                               12.5            12.5        13.7        13.7
Selling, general &
   administrative expenses                  8.3             8.4         7.0         7.0
Operating income (loss)                     4.2             4.1         6.7         6.7
Interest expense, net                       5.4             5.8         3.9         4.0
Income (loss) before
  income taxes                             (1.2)           (1.7)        2.8         2.7
Income tax provision (credit)              (0.5)            0.7         1.1         1.1
Income (loss) before
  extraordinary item                       (0.7)           (1.0)        1.7         1.6
Extraordinary item                            -               -         0.7         0.7
Net income (loss)                          (0.7)%          (1.0)%       1.0%        0.9%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES: Net sales for Aetna and MS Acquisition for the nine months ended September 28, 1997 were $149.4 million, down from the $163.8 million
reported   for the nine months ended September 29, 1996. Production sales decreased $8.4 million, while tooling sales decreased $6.0 million. The decrease in production sales was principally due to the five week Chrysler strike and the planned phase out of two General Motors programs (the cargo van floor pan and side rail assemblies and the small truck door beam program) during the second quarter of 1996.

GROSS PROFIT: Aetna's and MS Acquisition's gross profit was $18.7 million, or 12.5% of net sales, for the nine months ended September 28, 1997 compared to $22.4 million, or 13.7% of net sales, for the same period in 1996. The decrease in gross profit from the prior year was due to the lower sales volumes and purchasing rather than manufacturing certain parts.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses for Aetna and MS Acquisition for the nine months ended September 28, 1997 were $12.5 million, or 8.3% and 8.4% of net sales, respectively, compared to $11.4 million, or 7.0% of net sales, for the same period in 1996. As a percentage of sales, the increase was due to the interruption of production sales during the Chrysler strike and additional engineering and quality assurance staff in support of new platforms.

INTEREST EXPENSE: Aetna's interest expense for the nine months ended September 28, 1997 was $8.0 million, or 5.4% of net sales, compared to $6.4 million or 3.9% of net sales in the same period in the prior year. Interest expense was impacted by higher levels of debt outstanding. MS Acquisition also had additional interest expense of $0.7 million of interest expense, or 0.4% of sales, which is attributed to the junior subordinated debentures.

INCOME TAXES: The income tax credit for Aetna for the nine months ended September 28, 1997 was $0.7 million with an effective tax rate of 40.0% as compared to a provision of $1.8 million with an effective tax rate of 39.3% in the same period in the prior year. The income tax credit for MS Acquisition for the nine months ended September 29, 1997 was $1.0 million with an effective tax rate of 40.0% as compared to a provision of $1.8 million with an effective tax rate of 39.4% in the same period in the prior year. The effective rates in both periods and for both Aetna and MS Acquisition differed from the statutory rate due principally to the effect of non-deductible amortization of cost in excess of net assets acquired.

EXTRAORDINARY ITEM: During the quarter ended September 29, 1996, Aetna and MS Acquisition prepaid outstanding subordinated debt. The resulting prepayment penalty has been shown as an extraordinary item.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Aetna's and MS Acquisition's principal capital requirements are to fund working capital needs, to meet required debt payments and to complete planned maintenance and expansion expenditures. At September 28, 1997 there was $25.3 million available under the Senior Revolving Credit Facility. Management currently anticipates that its operating cash flow, together with available borrowings under the Senior Revolving Credit Facility, will be sufficient to meet working capital requirements, capital expenditure requirements, and interest requirements on debt obligations in the near term. During 1998, the Company anticipates securing a separate credit line to support Saturn tooling expenditure requirements.

Net cash flow used for operations for the nine months ended September 28, 1997 aggregated $2.8 million and $1.4 million for Aetna and MS Acquisition, respectively. This compares to net cash provided by operations of $4.3 million for both Aetna and MS Acquisition in the same period in the prior year. The decrease at Aetna and MS Acquisition was attributable to a decrease in net income. The decrease was partially offset by an increase in accounts receivable due to a progress billing made on the new Jeep Grand Cherokee (WJ) weld assembly program and an increase in accounts payable due to the construction of Plant 10 which will be used in the production of the WJ. Net cash used for operations at MS Acquisition is also offset by an increase in intercompany balances aggregating $1.9 million.

Net cash flow used for investing activities aggregated $9.1 million for the nine months ended September 28, 1997 as compared to $3.2 million for the same period in the prior year at both Aetna and MS Acquisition and consists principally of capital expenditures. The major capital projects during 1997 have been the construction of Plant 10 and the renovation of Plant 7. As part of its growth strategy, the Company continues to seek and review acquisition candidates.

Net cash flows provided by financing aggregated $8.1 million and represented increases in the Senior Revolving Credit Facility for Aetna and MS Acquisition. In addition, MS Acquisition paid $1.4 million of its junior subordinated
debentures during the nine months ended September 28, 1997.   Net cash used for
financing in the same period in 1996 totaled $1.5 million and represented principally the repayment of long-term debt and dividends, partially offset by the proceeds of the issuance of Senior Notes.

To the extent dividends to Aetna Holdings, Inc. (Aetna Holdings) to fund the interest payments on the Junior Subordinated Debentures and interest payments on the unfunded contractual obligations to former option holders are permitted under the 11-7/8% Senior Note Indenture and the Senior Revolving Credit Facility, interest on the Junior Subordinated Debentures and the contractual obligations will be funded by cash dividends by Aetna to Aetna Holdings. Additionally, up to $2.5 million in the aggregate principal amount of the Junior Subordinated Debentures will be required to be redeemed by Aetna Holdings from time to time to the extent dividends to Aetna Holdings are permitted to be paid by the 11-7/8% Senior Note Indenture and the Senior Revolving Credit Facility. In February, May and August 1997, Aetna paid $1.5 million, $0.6 million and $0.2 million, respectively, representing interest and prepayment of principal on these debentures and obligations on behalf of Aetna Holdings.

PART II. OTHER INFORMATION


ITEM 5. OTHER INFORMATION

John Wurster, a member of the Board of Directors of each of Aetna and MS Acquisition, passed away. The Board of Directors of each of Aetna and MS Acquisition currently is seeking a replacement director.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT NO.                                   DESCRIPTION OF EXHIBITS

27.1     Financial Data Schedule for Aetna Industries, Inc. (EDGAR Filing Only)
27.2     Financial Data Schedule for MS Acquisition Corp. (EDGAR Filing Only)


(b) No reports on Form 8-K were filed by the registrants during the three months ended September 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

The signatory hereby acknowledges and adopts the typed form of his name in the electronic filing of this document with the Securities and Exchange Commission.


                                     Aetna Industries, Inc.
                                                                               .

Date:  October 31, 1997              By:  s/ Harold A. Brown
                                          -------------------------------
                                          Harold A. Brown
                                          Vice President, Finance and Secretary
                                          (Principal Financial and Accounting
                                          Officer)


                                     MS Acquisition Corp.


Date:  October 31, 1997
                                     By:  s/ Harold A. Brown
                                          -------------------------------
                                          Harold A. Brown
                                          Vice President, Finance and Secretary
                                          (Principal Financial and Accounting
                                          Officer)

                                EXHIBIT INDEX


Exhibit No.     Description of Exhibits

27.1            Financial Data Schedule for Aetna Industries, Inc.
27.2            Financial Data Schedule for MS Acquisition Corp.