Form 10-K405/A
period 1996-12-29
AETNA INDUSTRIES INC; MS ACQUISITION
filed 1998-01-08
CIK 1022657, 1021907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A



                                Amendment No.1


 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934 For the fiscal year ended December 29, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from ____________________________to__________________

Commission File No. 333-11801


Commission File No. 333-11801-01


                             AETNA INDUSTRIES, INC.

                              MS ACQUISITION CORP.
                              --------------------

             (Exact name of registrant as specified in its charter)


          Delaware                                    38-200-7550 / 13-337-9803
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                             Identification No.)


24331 Sherwood Avenue, P.O. Box 3067, Centerline, Michigan        48015-0067
-------------------------------------------------------------------------------
    (Address of principal executive officer)                      (Zip Code)

    Registrant's telephone number, including area code          (810) 759-2200

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

                                YES  X      NO
                                   -----      ----
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


As of March 21, 1997, 1,000 shares of Aetna Industries, Inc. common stock, 383,409 shares of MS Acquisition Corp. Class A common stock and 516,590 shares of MS Acquisition Corp. Class B common stock were outstanding.

                        TABLE OF ADDITIONAL REGISTRANTS


                                                           I.R.S. EMPLOYEE
EXACT NAME OF REGISTRANT AS          JURISDICTION OF       IDENTIFICATION
SPECIFIED IN ITS CHARTER              INCORPORATION            NUMBER
None.

                                     PART I


Item 1.           Business

GENERAL

Aetna Industries, Inc. (Aetna) is a wholly-owned indirect, subsidiary of MS Acquisition Corp. (MS Acquisition) and is a wholly-owned, direct subsidiary of Aetna Holdings, Inc. (Aetna Holdings) and has one wholly-owned subsidiary which does not have any significant independent operations, Aetna Export Sales Corp.
(Export). MS Acquisition is a   holding company that was formed for the sole
purpose of purchasing Aetna and does not have any significant operations, other than its investments in its subsidiaries, assets or liabilities, other than preferred stock, junior subordinated debentures and certain accruals. Aetna is a leading Tier I or direct supplier of high-quality modules, welded subassemblies and stampings used as original equipment components by OEMs in the North American automobile industry. Aetna's core products, which in 1996 represented over 80% of its net sales, are complex, high value-added modules and welded subassemblies. With wide-bed press capabilities in excess of 150 inches, Aetna is one of a small group of independent suppliers capable of producing large bed-size stampings and assemblies. Aetna produces over 200 products that are used in the production of 51 different models (23 different platforms). 88% of Aetna's 1996 net sales were derived from sales of products manufactured for the light truck sector (consisting of sport utility vehicles, mini-vans, utility vans and light pick-up trucks), which has recently experienced stronger growth than the passenger car sector. Aetna has been a direct supplier to Chrysler and GM since 1941, with net production sales to these customers in 1996 accounting for 61% and 33%, respectively, of Aetna's and MS Acquisition's net production sales. Since 1991, Aetna has implemented new manufacturing and marketing practices that management believes have improved Aetna's manufacturing productivity and quality and have enhanced and expanded Aetna's customer relationships.



The OEM Supplier Industry



Management believes that Aetna is benefiting from certain industry-wide structural developments that are altering the competitive environment for parts suppliers to OEMs, including cost-driven purchasing by OEMs of integrated modules and subassemblies. Because of increasing global competition, OEMs have been upgrading their supplier policies, reducing the number of strategic suppliers that may bid for awards and outsourcing an increasing percentage of their production requirements. Chrysler and GM have indicated that by July 31, 1997 and December 31, 1997, respectively, only Tier I suppliers with QS 9000 certification will be allowed to bid on new manufacturing business. Aetna is already QS 9000 certified at all of its manufacturing facilities.


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


On new platforms, there has been an increasing trend toward involving potential suppliers much earlier in the design and development process in order to encourage the suppliers to share some of the design and development responsibility. Management believes that early involvement in the design and engineering of new components affords Aetna a competitive advantage in securing new business and provides its customers with significant cost reduction opportunities. Once selected, an OEM supplier generally manufactures and/or purchases the necessary tooling and supplies the product on a sole-source basis for the life of a vehicle model or platform, which typically ranges from five to seven years. In most cases, it will be at least two years before a Tier I OEM supplier sees its products incorporated into new models or platforms. Consequently, the key success factors for suppliers to OEMs have changed from pure cost minimization to total program management that encompasses state-of-the-art design, manufacture and delivery of high-quality products at competitive prices.

Business Strategy



Aetna has developed and is implementing a business strategy to enhance the effectiveness of its core operating strengths, to respond to industry-wide structural developments in the OEM parts supplier industry and to increase sales and profitability. Key elements of this strategy are as follows:



- FOCUS ON HIGH-GROWTH VEHICLE CATEGORIES. While Aetna's products are generally used on a diverse group of automotive platforms (23) and models
     (51), Aetna's sales and marketing efforts have been directed towards sectors of the automotive market that have experienced strong consumer demand and growth in sales. In 1996, 88% or $186.1 million of Aetna's and MS Acquisition's net sales were derived from sales of products manufactured for sport utility vehicles, mini-vans, utility vans and light pick-up trucks, versus 60% or $73.7 million in 1991. 55% of Aetna's and MS Acquisition's net sales in 1996 were derived from the sale of products manufactured for sport utility vehicles as compared to 27% in 1991.



- PRODUCTION OF MORE COMPLEX, HIGH VALUE-ADDED ASSEMBLIES. Aetna's business strategy includes seeking awards for more complex, high value-added modules and welded subassemblies which typically generate higher dollar content per vehicle for Aetna than individual stampings. In 1996, modules and welded subassemblies accounted for approximately 81% of Aetna's and MS Acquisition's total net sales, versus 56% in 1991. Structural changes within the automotive manufacturing industry have substantially increased the reliance of OEMs on purchasing integrated modules and subassemblies from independent suppliers such as Aetna. Management believes that this continuing shift will create new opportunities for Aetna to utilize its capability to produce large bed-size stampings and assemblies, along with its broad range of services, including process and design engineering capabilities and low-cost quality manufacturing. For example, after seven years of collaboration with Chrysler, Aetna was awarded the rear floor pan module for the new generation Chrysler Jeep Grand Cherokee due out in model year 1999, an example of a complex module with sophisticated engineering requirements.



- LOW-COST STRUCTURE. An integral part of Aetna's business strategy has been to achieve a low-cost structure by maximizing asset utilization, reducing manufacturing costs and rationalizing Aetna's component parts and services supplier base. Over the past four years, Aetna's manufacturing initiatives have significantly improved its productivity and asset utilization and have enabled Aetna to achieve, in 1996, adjusted net production sales per employee and per square foot of manufacturing space of $159,590 and $312.6 respectively, compared to $129,850 and $282.7, respectively, in 1995. By maximizing productivity, Aetna has been able to rapidly adjust its operations to changes in market demand and manufacturing volumes. In addition, Aetna's average labor rate for hourly employees of approximately $15 per hour, inclusive of benefits, is substantially below the comparable average labor rate of approximately $40 per hour of its OEM customers. This low labor cost structure enables Aetna to provide its customers with a cost-effective source of modules and welded subassemblies and has enabled Aetna to participate in the OEMs' outsourcing of an increasing percentage of their component needs. Aetna has also benefitted from steel purchasing arrangements with Chrysler and GM that allow Aetna to pass through price changes to these customers. As a result of these arrangements, the effect of changes in the cost of steel, which represented 36% of Aetna's and MS Acquisition's net sales in 1996, has been substantially mitigated. Moreover, Aetna purchases certain component parts and services for its modules and subassemblies, which in 1996 represented approximately 16% of net sales. Aetna believes that it will be able to achieve further cost reductions by implementing its strategy of reducing its component parts and services supplier base to those suppliers who are able to provide continuous quality improvement on a cost effective basis. Much as Aetna's customers have achieved cost reductions by concentrating their purchases with larger, more cost-effective stamping suppliers, Aetna plans to implement a program concentrating purchases of small components (such as fasteners, small stampings, and weld supplies) and outside services (such as painting, plating and heat treating) with a select number of suppliers. In addition to pricing, these suppliers will be judged on overall quality, stocking policies and delivery capabilities, ability to communicate data electronically, and a program at the supplier which addresses continuous cost reductions in the supplier's operations.



- AETNA PRODUCTION SYSTEM. Aetna has implemented the "Aetna Production System", a production process which is based upon the "Total Elimination of Waste" manufacturing philosophy. Aetna's manufacturing processes have been realigned to streamline work flow, achieve flexibility, promote quality and lower manufacturing costs. Aetna has developed a cellular manufacturing strategy by producing and assembling in a single location all of the stampings that comprise a module or subassembly. As a result of Aetna's commitment to quality and its investment in quality assurance education and control systems, none of Aetna's products has been subject to a recall. All of Aetna's manufacturing facilities have achieved QS 9000 certification, the standard recently adopted by AIAG. Chrysler and GM have indicated that by July 1, 1997 and December 31, 1997, respectively, they will allow only Tier I suppliers with QS 9000 certification to bid on new manufacturing business.


Products


Aetna manufactures, assembles and assists in the design of its core products which consist of a broad range of complex, high value-added modules and welded subassemblies, including floor pans and ladders, radiator supports, frame extensions, bumpers and crossmembers. In recent years, Aetna has focused on producing modules and welded subassemblies as OEMs have increasingly relied on outside suppliers of these components in order to contain rising labor and production costs. Over 80% of Aetna's and MS Acquisition's 1996 net sales, compared to 74% in 1995, were generated by complex, high value-added modules and welded subassemblies. Aetna produces over 200 products on 23 different platforms (51 different models) in its nine plants at five manufacturing locations. 88% of Aetna's and MS Acquisition's 1996 net sales were derived from products manufactured for sport utility vehicles; mini-vans, utility vans and light pick-up trucks, compared to 86% in 1995.



Aetna's multiple press lines and flexible manufacturing capacity enable it to produce a broad array of products, including smaller stampings, such as oil pans, wheel retainers and headlight brackets, and intermediate-sized stampings, such as crossmembers, rails, heat shields, wheelhouses and door hinge pillars. Aetna's wide-bed presses (i.e., over 150 inches) make it one of approximately six independent suppliers capable of producing large bed-size stampings and assemblies. Aetna also has extensive roll-forming production capabilities, which are utilized in conjunction with the manufacturing of complete modules and subassemblies. Roll-forming processes have been used for many years to produce various sizes and shapes of window channels.


Customers


Management believes that Aetna's long-standing industry relationships are based on its reputation for low cost, quality products and on-time service. Aetna's primary customers are Chrysler and GM, which accounted for approximately 61% and 33% of 1996 net production sales, respectively. Aetna has been a direct supplier to GM and Chrysler since 1941, and Aetna has long-standing relationships with buying and engineering personnel at both companies. For both Chrysler and GM, Aetna has been designated a "strategic supplier" for stamping and assembly work, as part of a limited group of preferred suppliers invited to bid for platform work. Aetna has been producing the rear floor pan module for the Jeep Grand Cherokee underbody since the model's introduction in 1992, and produces modules and subassemblies for Chrysler's standard Jeep Cherokee and other vehicles. More recently, Aetna was also awarded the rear floor pan module for the new generation Jeep Grand Cherokee due out in model year 1999. Aetna is also one of GM's strategic stamping suppliers, and produces modules, subassemblies and details for GM's passenger car, mini-van and light truck divisions.



Aetna also produces roll-form jobs for window channels for the principal automotive window manufacturers, including PPG Industries, Inc., Libbey-Owens-Ford and Guardian Industries Corp.

Sales and Marketing


Aetna's marketing efforts are currently concentrated on the light truck sector (consisting of sport utility vehicles, mini-vans, utility vans and light pick-up trucks), one of the fastest growing sectors in vehicle sales. Aetna's and MS Acquisition's combined net sales of products used on sport utility vehicles, mini-vans, utility vans and light pick-up trucks increased from $181.4 million in 1995 to $186.1 million in 1996. Management believes that this strong sales performance has been based on its established reputation for low cost, on-time and high-quality production.



Aetna competes for work both at the beginning of the development of new model platforms and upon the redesign of existing models. New model development generally begins two to four years prior to the marketing of these models to the public. Module, subassembly and stamping jobs are generally awarded one to three years prior to the initial production period. Once a producer has been designated to supply parts to a new program, it will generally continue to be a sole source supplier for these parts for the life of the program. In the case of Chrysler and GM, anticipated production volumes are generally confirmed three months in advance, and releases are given to Aetna on a weekly basis. Typically, these arrangements remain in place for the production life of a car or truck platform and continue through a platform's redesign period. Production generally runs five to seven years, but on occasion can be substantially longer or shorter, and then ceases with the discontinuance of the respective model.



Aetna has increasingly been partnering with OEMs during the early stages of platform development. OEMs have focused on shortening design cycles and reducing design and production costs, and have involved component suppliers earlier in the process of designing a vehicle. Aetna has been increasingly given the opportunity to participate in the design of subassemblies, such as the floor pan and ladder subassembly, radiator supports and crossmember assemblies, which are designed at an early stage in the development of new vehicles or model revisions. This has resulted in opportunities to add additional value by furnishing engineering and process design services and managing the subassembly process for the manufacturer. It also creates opportunities for early identification of a broad range of components and related subassemblies which could be manufactured by Aetna. Partnering also involves sharing with the OEMs tooling, design and other start-up costs.



Aetna also seeks work producing components of existing vehicle models previously made by an OEM in-house. Production by outside suppliers allows OEMs to free-up critical capacity which can be redemployed in other areas, in particular during the final years of model production when additional in-house capacity is required for the try-out of an OEM's new vehicle models. Aetna's sales of value-added modules and subassemblies have increased in part as a result of its availability for and successful completion of this type of "factory assist" work. For example, Aetna's factory assist work on the standard Chrysler Jeep Cherokee led to its selection for subsequent platform work in connection with the Chrysler Jeep Grand Cherokee and the redesigned Chrysler Jeep Grand Cherokee platforms. Aetna does not issue express warranties to the purchasers of its products. However, Aetna may be subject to warranty obligations as part of standard purchasing terms and conditions used by its OEM customers. For example, Chrysler's Facilities and Materials Purchasing General Terms and Conditions provide that suppliers to Chrysler are to indemnify and hold Chrysler harmless against all claims and liabilities resulting from negligence of the supplier, its employees or its subcontractors. None of Aetna's products has ever been subject to a recall.

Manufacturing


Aetna has supported its "Total Elimination of Waste" philosophy by instituting the "Aetna Production System", a closed loop production planning methodology based on QS 9000 quality standards, and by realigning its manufacturing processes in order to monitor more effectively and control labor and overhead costs and to ensure the maximum utilization of production resources. In addition, Aetna has introduced a cellular manufacturing strategy which has consisted of consolidating all detailed stampings that comprise a module or subassembly into a single production location. For example, Aetna relocated its roll-forming equipment from separate locations, allowing Aetna to increase its production capacity while reducing production space. Aetna believes these changes in its production system have improved scheduling flexibility, lowered inventory carrying costs, increased the utilization of manufacturing floor space, improved scheduling efficiencies and productivity and reduced fixed costs and product costs. As a result of the implementation of these changes, Aetna and MS Acquisition achieved, in 1996, adjusted net production sales per employee and per square foot of manufacturing space of $159,590 and $312.6 respectively, compared to $129,850 and $282.7, respectively, in 1995. Three key programs have been instituted as part of the Aetna Production System:



- JUST-IN-TIME MANUFACTURING. Aetna has implemented a progressive production strategy based on a just-in-time ("Just-in-Time" or "JIT") manufacturing process specifically designed to promote efficient production and eliminate various unnecessary costs. Just-in-Time manufacturing is characterized by flexible work center scheduling as well as vendor scheduling, quality "in place" as opposed to inspection of vendor deliveries and reduced work queues and inventory levels. These productivity improvements in the manufacturing process have helped lower indirect labor costs associated with setup time.



- CERTIFIED QUALITY STANDARDS. As a result of Aetna's commitment to quality and its investment in quality assurance education and control systems, none of Aetna's products has been subject to a recall. All of Aetna's manufacturing facilities have achieved the QS 9000 certification, the standard recently adopted by the AIAG. Chrysler and GM have indicated that by July 1, 1997 and December 31, 1997, respectively, they will allow only Tier I suppliers with QS 9000 certification to bid on new manufacturing business.



- MANUFACTURING RESOURCE PLANNING II. As OEMs continue to rely on outside suppliers for modules and subassemblies, production planning and inventory management have become increasingly important factors in Aetna's competitiveness. In order to control costs, respond to shifting OEM production demands and develop a more efficient inventory management and production planning process, Aetna has instituted a closed-loop manufacturing resource planning program which uses OEM releases to generate forecasts and assign the material and labor required for production on a weekly basis.


Suppliers and Raw Materials


Since 1994, Aetna has participated in Chrysler's "Extended Enterprise" program, a collaborative program undertaken by Chrysler with its Tier I suppliers designed to promote, between such Tier I suppliers and their respective Tier II suppliers, production and sales practices which are comparable to those required by Chrysler of its Tier I suppliers. As a result, Aetna has recently begun to rationalize its component parts and services supplier base. Aetna believes that it will be able to achieve further cost reduction by implementing its strategy of reducing its supplier base to those suppliers who are able to provide continuous quality improvement on a cost-effective basis.



Aetna's principal raw material is steel, which represented 36% of Aetna's and MS Acquisition's net sales in 1996. Aetna's purchasing department typically buys approximately 15,000 tons per month of flat-rolled steel. Steel coil purchases include quantities of hot-rolled, cold-rolled, high strength galvanized, aluminized and stainless, depending upon production requirements.

Aetna currently participates in steel buying programs with both Chrysler and GM under which Aetna has substantially mitigated the effects of steel price volatility and is provided a steady source of steel. Aetna believes that on a going forward basis, both Chrysler and GM will continue these arrangements so that Aetna will not recognize a steel price increase unless it receives a matching sales price increase from the OEM.


Competition


Aetna currently competes for large-scale production work with a limited group of approximately five independent suppliers that have the physical assets and technical skills to produce large bed-size stampings and assemblies. Competitors with wide bed-size presses (i.e., over 150 inches) and substantial technical resources include The Budd Company, Lobdell-Emery Corporation, Magna International Inc., Active Tool & Manufacturing Co., Inc. and Checker Motors Corporation. Moreover, Aetna believes that the high fixed asset and set-up costs associated with production of large-sized metal stamping and subassemblies are likely to limit the number of OEM parts suppliers entering the large-scale stampings market.


Employees


As of December 29, 1996, Aetna's workforce included 1,325 employees of which 257 were salaried workers and 1,068 were hourly paid employees. Aetna believes that relations with its employees are good. Aetna's hourly employees are covered by six collective bargaining agreements with two locals of the UAW. Of the six collective bargaining agreements, only one will expire within one year and is thus subject to re-negotiation at the option of Aetna or the UAW. The collective bargaining agreement covering the 145 hourly employees of Aetna's Plant #7 expired on August 18, 1996 and Plant #7 was closed effective September 16, 1996. Aetna and Local 155 negotiated an agreement on matters relating to the effects of the facility's closure on the employees represented by the UAW local. As a result of this agreement, there is no liability for current or future employee severance benefits. Charges associated with closing Plant #7 were minimal and did not have a material adverse effect on Aetna. The collective bargaining agreement covering 53 hourly employees of Aetna's Plant #5 expired on February 9, 1997 and was successfully re-negotiated to extend one year to expire on February 12, 1998.



In the last round of negotiations in 1995, Aetna reached early contract settlement with four of its UAW contingents. The contracts' four to five year terms provide a significant benefit to Aetna in its efforts to plan its future operations.


Environmental Matters


Aetna is subject to a wide range of evolving federal, state and local environmental laws and regulations relating to the protection of the environment, worker health and safety and the emission, discharge, storage, treatment and disposal of hazardous materials. The laws include the Clean Air Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund" or "CERCLA").



Aetna believes that it is in material compliance with applicable federal, state and local environmental laws and regulations. Compliance with these laws and regulations has not in the past had any material adverse effect on Aetna's financial condition or results of operations; however, the effect of such compliance in the future cannot be determined.



CERCLA imposes strict, joint and several liability upon owners or operators of facilities at, from or to which a release of hazardous substances has occurred, upon parties who generated hazardous substances that were released at such facilities and upon parties who arranged for the transportation or disposal of hazardous substances to such facilities. A majority of states have adopted "Superfund" statutes similar to and, in some cases, more stringent than CERCLA. Due to Aetna's current and historic use, generation and disposal of hazardous substances and petroleum products, the possibility exists that spills and releases of such substances may have occurred at certain of Aetna's facilities with respect to which Aetna could incur liability under CERCLA or similar state laws. Aetna could also be subject to liability under CERCLA or similar state laws as a result of its generation and off-site disposal of such substances. To date, Aetna's liability under CERCLA and similar state laws has not had a material adverse effect on Aetna's financial condition or results of operations; however, the effect of any such liabilities on Aetna in the future cannot be determined.


Item 2. Properties


Aetna and MS Acquisition are headquartered in Centerline, Michigan, a suburb of Detroit. Aetna currently owns or leases a total of approximately seventeen properties used for various purposes, including three parcels of land. Aetna's facilities houses its blanking, stamping, roll-forming and assembly operations, as well as its warehousing and shipping functions and administrative offices for various functional departments. All but one of Aetna's manufacturing facilities are located within one mile of its headquarters, while the remaining manufacturing facility and the product development center are located within eight miles of its headquarters. Aetna continually seeks to reduce its costs and increase the efficiency of its operations through maximizing utilization of its facilities. Management believes that its facilities and equipment are in good condition and are adequate for present and anticipated future operations.


Item 3. Legal Proceedings


Aetna is from time to time involved in routine litigation incident to its operations. Aetna believes that the litigation currently pending or threatened against it will not have a material adverse effect on its consolidated financial condition or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholders
        Matters


There is no established trading market for the common stock of Aetna or MS Acqusition.



As of December 29, 1996, Aetna Holdings was the only holder of the common stock of Aetna. Aetna Holdings in turn is a wholly-owned subsidiary of MS Acquisition, a privately owned company, the capital stock of which is held by Citicorp Venture Capital, Ltd., members of management and other private investors. There have been no cash dividends declared on the common stock.


Item 6. Selected Financial Data


The following table sets forth selected historical financial data of Aetna and MS Acquisition for the five years ended December 29, 1996.



                                       AETNA    MS ACQUISITION            AETNA AND MS ACQUISITION
                                                                   ---------------------------------------------
                                                                                 FISCAL YEAR
                                     ---------------------------------------------------------------------------
                                         1996          1996        1995         1994         1993          1992
STATEMENT OF OPERATIONS DATA
Net sales                            $  211,462   $  211,462   $  211,905   $  204,850   $  162,908    $ 128,905
Cost of sales                           180,998      180,998      183,542      172,428      139,499      112,830
Gross profit                             30,464       30,464       28,363       32,422       23,409       16,075
Selling, general and
 administrative expenses                 15,544       15,650       13,331       12,898       12,544        9,984
Operating profit                         14,820       14,814       15,032       19,524       10,864        6,091
Interest expense, net                     9,022        9,406        8,579        8,929        9,020        9,206
Income (loss) before effect of
 accounting changes and
 extraordinary item(a)                    3,693        3,436        4,576        6,595          915       (2,768)
Net income (loss)                         2,540        2,283        4,576        6,595       (3,856)      (2,768)
OTHER FINANCIAL DATA
Depreciation and
 amortization                             7,965        7,965        6,579        6,150        6,009        5,902
Capital expenditures                      7,023        7,023       10,103        6,125        3,474        1,736
Cash flows from operating
 activities                               1,893        1,893       14,564       22,040       13,156        5,406
Cash flows from investing
 activities                              (6,447)      (6,447)     (10,252)      (6,454)      (4,337)      (1,676)
Cash flows from financing
 activities                               8,274        8,274       (4,184)     (15,433)      (9,401)      (3,601)
Ratio of earnings to fixed
 charges (b)                                1.7          1.5          1.7          2.1          1.2            -



                                                                          AETNA AND MS ACQUISITION
                                                                               FISCAL YEAR END
                                                 ---------------------------------------------------------------
                                                     1996          1995         1994         1993         1992
BALANCE SHEET DATA- AETNA
Total assets                                     $  129,058   $  118,242    $  113,331   $  109,587    $ 105,414
Long-term debt                                       85,000       57,741        57,744       69,238       75,390
Stockholder's equity (deficit)                       (1,140)       7,402         2,827       (3,768)          88

BALANCE SHEET DATA- MS ACQUISITION
Total assets                                     $  128,418   $  118,242    $  113,331   $  109,587    $ 105,414
Long-term debt                                       85,000       57,741        57,744       69,238       75,390
Stockholders' equity (deficit)                      (23,245)       4,994           728       (5,597)      (1,506)

(a) Effective December 28, 1992, Aetna and MS Acquisition adopted SFAS No. 109, "Accounting for Income Taxes", which resulted in a one-time, non-cash, after tax charge of $4,771. During the third quarter of 1996, Aetna and MS Acquisition prepaid existing subordinated debt resulting in an after-tax charge of $1,153.



(b) For purposes of the ratio of earnings to fixed charges, (i) earnings include earnings before income taxes, the effect of changes in accounting and fixed charges and (ii) fixed charges include interest on all indebtedness, amortization of deferred financing costs and the portion of rental expense (one-third) that Aetna and MS Acquisition believe to be representative of interest. Aetna's and MS Acquisition's earnings were insufficient to cover fixed charges by $3.1 million for the year ended December 27, 1992.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


General


Aetna Industries, Inc. (Aetna) is a wholly-owned indirect subsidiary of MS Acquisition Corp. (MS Acquisition) and is a wholly-owned, direct subsidiary of Aetna Holdings, Inc. (Aetna Holdings) and has one wholly-owned subsidiary, Aetna Export Sales Corp. (Export). MS Acquisition is a holding company that was formed for the sole purpose of purchasing Aetna and does not have any significant operations, other than its investment in its subsidiaries, assets or liabilities, other than preferred stock, junior subordinated debentures and certain accruals. Aetna is a leading Tier I supplier of high-quality modules, welded subassemblies and stampings used as original equipment components by OEMs in the production of sport utility vehicles, mini-vans, utility vans, light pick-up trucks and passenger cars. Aetna's core products include complex, high value-added modules and welded subassemblies, such as rear floor pan modules that form a section of a vehicle underbody, and individual stampings, such as oil pans, wheel retainers, headlight brackets, crossmembers, rails, heat shields and door hinge pillars. Aetna's manufacturing processes include roll forming, blanking and stamping and, since 1991, Aetna has implemented new manufacturing processes including a cellular manufacturing strategy that has increased production capacity and labor efficiency. Aetna regularly pursues and receives long-term OEM factory assist jobs, producing components of existing vehicle models previously made by an OEM in-house. OEM factory assist jobs can be the result of (i) short term production requirements prior to or during model change-overs which allow the OEMs to retool their plants, (ii) cost reduction initiatives resulting in increased outsourcing by OEMs or (iii) capacity constraints after the introduction of a new platform. Aetna also participates with its OEM customers in process engineering activities.



 On August 13, 1996, Aetna issued $85 million of 11-7/8% Senior Notes due 2006 (the Notes). The proceeds of this issuance were used to (a) repay all of the outstanding indebtedness, accrued interest and prepayment penalties of the Company (b) to fund in the amount of $11.1 million payable to former stockholders of MS Acquisition in connection with a recapitalization of MS Acquisition, (c) to pay approximately $651,000 to terminate certain outstanding employee options, (d) to pay fees and expenses of approximately $5 million in connection with the transactions, (e) to pay approximately $570,000 of bonuses and accrued compensation to certain directors and officers of Aetna, (f) to pay $250,000 in accrued management fees and (g) for general corporate purposes.

Results of Operations


The following table sets forth, for the periods indicated, Aetna's and MS Acquisition's statement of operations expressed as a percentage of net sales. This table and subsequent discussions should be read in conjunction with the consolidated financial statements and related notes thereto of Aetna and MS Acquisition.



                                                    AETNA       MS ACQUISITION         AETNA AND MS ACQUISITION
                                                    1996             1996                 1995            1994
Net sales                                           100.0%           100.0%               100.0%          100.0%
Cost of sales                                        85.6             85.6                 86.6            84.2
Gross profit                                         14.4             14.4                 13.4            15.8
Selling, general & administrative expenses            7.4              7.4                  6.3             6.3
Operating profit                                      7.0              7.0                  7.1             9.5
Interest expense                                      4.3              4.4                  4.0             4.4
Income before income taxes and
  extraordinary item                                  2.7              2.6                  3.0             5.2
Income tax provision                                  1.0              1.0                  0.9             2.0
Extraordinary item                                    0.5              0.5
Net income                                            1.2%             1.1%                 2.2%            3.2%


TWELVE MONTHS ENDED DECEMBER 29, 1996 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1995


NET SALES: Net sales for Aetna and MS Acquisition for the twelve months ended December 29, 1996 were $211.5 million, down slightly from net sales of $211.9 million for the same period in 1995. Production sales decreased $8.0 million while tooling sales increased $7.6 million. The decrease in production sales was principally due to the planned successful completion of a factory assist job which ran for 16 months from early 1994 to mid-1995. Partially offsetting this decrease was an increase of 10.8% in net sales to Chrysler (excluding factory assist work). Net sales to General Motors decreased 12% in 1996 compared to 1995 as a result of the planned phase out of the cargo van program offset by higher sales on two new passenger car platforms. The decrease in total sales was also offset by two factory assist jobs awarded in the fourth quarter of 1996.



GROSS PROFIT: Aetna's and MS Acquisition's gross profit was $30.5 million, or 14.4% of net sales, for the twelve months ended December 29, 1996, compared to $28.4 million or 13.4% of net sales, for the twelve months ended December 31, 1995. Cost reduction programs implemented in the fourth quarter of 1995 resulted in a 1.1% reduction of manufacturing labor and overhead costs as a percentage of sales in 1996.



SELLING GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: For the twelve months ended December 29, 1996, Aetna's and MS Acquisition's SG&A expenses were $15.6 million, or 7.4% of sales, up 17.3% from $13.3 million, or 6.3% of sales, for the same period last year. SG&A expenses were negatively impacted by $0.6 million of non-recurring costs associated with the issuance of $85.0 million in Senior Notes and other related costs, $.4 million of bad debt expense and additional engineering expenses of $1.2 million to support new platform awards.



INTEREST EXPENSE: Aetna's interest expense for the twelve months ended December 29, 1996 was $9.0 million, or 4.3% of net sales, compared to $8.6 million, or 4.0% of net sales, for the twelve months ended December 31, 1995. MS Acquisition also had additional interest expense of $0.4 million, or 0.1% of net sales, which is attributed to the junior subordinated debentures. The increase in both Aetna's and MS Acquisition's interest expense is attributable to increased levels of debt outstanding in 1996 as compared to the prior year.



INCOME TAXES: The provisions for income taxes for Aetna and MS Acquisition for the twelve months ended December 29, 1996 were $2.1 million and $2.0 million, respectively, with effective rates of 36.3%, as compared to $1.9 million, for both Aetna and MS Acquisition with effective tax rates of 29.1% in the same period of the prior year. The prior year effective tax rate was lower than the statutory rate primarily as a result of the effect of the graduated rates on the deferred tax balances and the reversal of reserves no longer required, offset by the impact of non-deductible cost in excess of assets acquired. The current year effective tax rate reflects the impact of non-deductible cost in excess of assets acquired partially offset by research and development tax credits.



EXTRAORDINARY ITEM: During the third quarter of 1996, Aetna and MS Acquisition prepaid the existing subordinated debt. The resulting prepayment penalty has been shown as an extraordinary item in the accompanying statement of operations.


TWELVE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO TWELVE MONTHS ENDED JANUARY 1, 1995


NET SALES. Net sales for both Aetna and MS Acquisition for the year ended December 31, 1995 were $211.9 million, an increase of $7.0 million, or 3.4%, from $204.9 million in 1994. The increase was principally the result of continued strong consumer demand in the North American automotive market for sport utility vehicles, with total sport utility vehicle production increasing 26.6% in 1995. Net tooling and prototype sales were $4.4 million in 1995, down 46.3% from 1994 net tooling and prototype sales of $8.2 million. In 1994, Aetna and MS Acquisition completed the installation of a mini-van radiator support assembly which contributed $5.0 million to net tooling and prototype sales. Net production sales to Chrysler and GM as a percentage of total net production sales were 60% and 36% in 1995, respectively, as compared to 62% and 35%, respectively, in 1994.



GROSS PROFIT. Aetna's and MS Acquisition's gross profit was $28.4 million, or 13.4% of net sales, in 1995, compared to $32.4, or 15.8% of net sales, in 1994. Gross margins were unfavorably impacted by the need to execute a major assembly line overhaul to meet increased demand for the Chrysler Jeep Grand Cherokee. This overhaul, which was implemented while remaining in full production, was required as the result of running an assembly line at a rate 20 to 25 percent greater than its originally designed maximum capability for over two years due to high product demand. Additionally, gross profit was adversely affected by start-up costs on a new weld assembly job and delays in receiving anticipated factory assist work.



SG&A. SG&A expenses for Aetna and MS Acquisition, which were $13.3 million in 1995, compared to $12.9 million in 1994, remained constant as a percentage of net sales at 6.3%.



INTEREST EXPENSE. Aetna's and MS Acquisition's interest expense for the year ended December 31, 1995 was $8.6 million, or 4.0% of net sales, compared to $8.9 million, or 4.4% of net sales, for the year ended January 1, 1995. Weighted average interest rates were 12.9% and 12.3% in 1995 and 1994, respectively. The decrease in interest expense is attributable to lower levels of debt outstanding.



INCOME TAXES. Aetna's and MS Acquisition's provisions for income taxes for the year ended December 31, 1995 were $1.9 million, with effective income tax rates of 29.0%, as compared to $4.0 million, with effective tax rates of 37.8% in the same period of the prior year. The decrease in the effective rate is due principally to the effect of the rate change on deferred tax balances and the reversal of tax reserves no longer required.


LIQUIDITY AND CAPITAL RESOURCES


Aetna's principal capital requirements are to fund working capital needs, to meet required debt payments and to complete planned maintenance and expansion expenditures. At December 29, 1996, Aetna had $35 million available under its Senior Revolving Credit Facility. Aetna and MS Acquisition currently anticipate that operating cash flow, together with available borrowings under the Senior Credit Facility, will be sufficient to meet working capital, capital expenditure, and interest requirements on debt obligations.

Net cash flow from operations for Aetna and MS Acquisition aggregated $1.9 million for the twelve months ended December 29, 1996 as compared to $14.6 million for the same period in the prior year. The decrease was attributable to an $11.0 million decrease in working capital, excluding cash, a decrease in net income of $2.1 million and a decrease of deferred interest of $1.3 million partially offset by a $1.4 million increase in depreciation. The decrease in operating cash flows of $7.4 million in 1995 compared to 1994 is attributable to net income decreasing $2.0 million, working capital decreasing $2.5 million, depreciation and amortization increasing $0.4 million, deferred interest decreasing $1.7 million and deferred interest decreasing $1.7 million and deferred income taxes decreasing $0.2 million.



Aetna's and MS Acquisition's net cash flow from investing activities consists principally of capital expenditures of $7.0 million for the twelve months ended December 29, 1996 as compared to $10.1 million for the same period in the prior year. Major capital projects during 1996 included construction of a new facility for $2.9 million, the completion of the rear suspension weld assembly line for approximately $0.8 million, die tables installed in Plant 2 of $0.5 million, automation of the Mini-Van production line for $0.2 million and various other additions and improvements aggregating $2.6 million. Major capital projects for 1995 included completion of a platform specific control arm project, continued expenditures relating to a plant modernization program, and start-up costs related to a new rear suspension project.



Net cash flows used by Aetna and MS Acquisition for financing activities totaled $8.3 million for the twelve months ended December 29, 1996 as compared to net cash provided by financing activities of $4.2 million for the same period in 1995. The net provision of cash represents principally the net cash outflows for the repayment of long-term debt of $49.2 million and dividends of $11.1 million, offset by the proceeds of the issuance of Notes aggregating $85.0 million. Cash used for financing activities in 1995 consisted primarily of principal payments on long-term debt.



To the extent dividends to Aetna Holdings to fund cash interest payments on the Junior Subordinated Debentures and cash payments on the unfunded contractual obligations to former option holders are permitted under the Indenture and the Senior Revolving Credit Facility, interest on the Junior Subordinated Debentures and the contractual obligations will be funded by cash dividends by Aetna to Aetna Holdings. Such dividends would be approximately $1.0 million annually. Additionally, up to $2.5 million in aggregate principal amount of the Junior Subordinated Debentures will be required to be redeemed by Holdings from time to time to the extent dividends to Holdings are permitted to be paid under the Indenture and the Senior Revolving Credit Facility. Aetna's Indenture relative to the Notes restricts the ability for Aetna or Export to make distributions to MS Acquisition or Aetna Holdings. Such distributions are not permitted if (i) Aetna is in default under the Note Indenture, (ii) Aetna is not permitted to incur additional indebtedness as set forth in the Note Indenture, and (iii) the aggregated amount of the distributions (including the proposed distribution) made subsequent to August 13, 1996 exceed the sum of 50% of the cumulative consolidated net income (or if cumulative consolidated net income is a loss, minus 100% of such loss) of Aetna earned subsequent to August 13, 1996 plus 100% of any aggregate net cash proceeds received subsequent to August 13, 1996 relating to any sale of Aetna's capital stock. In February 1997, Aetna paid $1.5 million of cash and pre-payments of principal on these debentures and obligations on behalf of Aetna Holdings.



Aetna's liquidity is affected by both the cyclical nature of its business and levels of net sales with its two major customers. The ability to meet working capital requirements and capital expenditure requirements and service debt obligations will depend upon future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond control.

Inflation


Aetna and MS Acquisition do not believe that inflation has had any material effect on their business over the past three years.


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


Item 8.           Financial Statements                                                                    Page
-------           --------------------                                                                    ----
                  FINANCIAL STATEMENTS OF AETNA INDUSTRIES, INC.

                  Index to financial statements
                  Condensed Consolidated Balance Sheets -
                  December 29, 1996 and  December 31, 1995                                                28

                  Consolidated Statement of Operations -
                  Twelve Months ended December 29, 1996, December 31, 1995 and
                  January 1, 1995                                                                         30

                  Consolidated Statements of Cash Flows - Year Ended December 29, 1996,
                  December 31, 1995 and January 1, 1995                                                   31

                  Notes to Consolidated Financial Statements                                              32

                  FINANCIAL STATEMENTS OF MS ACQUISITION CORP.

                  Condensed Consolidated Balance Sheets -
                  December 29, 1996 and December 31, 1995                                                 42

                  Consolidated Statements of Operations - Twelve Months Ended
                  December 29, 1996, December 31, 1995 and January 1, 1995                                44

                  Consolidated Statements of Cash Flows - Year Ended December 29, 1996,
                  December 31, 1995 and January 1, 1995                                                   45

                  Notes to Consolidated Financial Statements                                              46


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


  NAME AND AGE            POSITION WITH COMPANY
  Ueli Spring, 46         Director*, President and CEO
  Harold Brown, 47        Director*, Chief Financial Officer, Vice President,
                            Finance and Secretary
  Gary Easterly, 48       Executive Vice President and Chief Operating Officer
  Daniel Pierce, 54       Vice President, Human Resources
  Edward Lawson, 42       Vice President, Quality Assurance
  David Thal, 38          Vice President, Product Development
  Ralph Bredenbeck, 56    Vice President, Tool and Assembly
  Michael Delaney, 42     Director*
  David Howe, 32          Director*
  John Wurster, 62        Director* **


* Messrs. Spring, Brown, Delaney, Howe and Wurster also serve as directors of MS Acquisition and Aetna Holdings.


**   Mr. Wurster has passed away. Aetna and MS Acquisition are currently seeking a replacement.


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

Mr. Ueli Spring has served as Chief Executive Officer and President of the Company since 1994. From 1990 to 1994, Mr. Spring served as Executive Vice President and Chief Operating Officer of the Company. Mr. Spring has been a director of the Company since September 1990. From 1986 to 1987, he served as President of Magna International Inc.'s Cosma International Group and then served as Chief Operating Officer of Magna International Inc.'s Cosma International Group from 1987 to 1990. From 1984 to 1986, he served as Director of Manufacturing with Magna International Inc. In 1972, Mr. Spring joined the Oetiker operations and later became Vice President from 1980 to 1984. Mr. Spring received his degree in Tool & Die Engineering from the University Ticinese di Trevano, Switzerland.

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

Item 11. Executive Compensation


The table below shows information concerning cash and noncash compensation for Aetna and MS Acquisition's Chief Executive Officer and the four most highly compensated executive officers (other than the Chief Executive Officer) in office on December 29, 1996 for each of the last three fiscal years.



                             AETNA INDUSTRIES, INC.
                              MS ACQUISITION CORP.

                           SUMMARY COMPENSATION TABLE


                                                                          LONG TERM COMPENSATION
                                                                 --------------------------------------
                                    ANNUAL COMPENSATION                  AWARDS               PAYOUTS
                             ---------------------------------   -----------------------   ------------
                                                                 RESTRICTED   SECURITIES     LONG-TERM
      NAME AND                                    OTHER ANNUAL      STOCK     UNDERLYING     INCENTIVE  ALL OTHER
      PRINCIPAL              SALARY       BONUS   COMPENSATION     AWARDS       OPTIONS    PLAN PAYOUTS
    COMPENSATION
      POSITION      YEAR       ($)         ($)         ($)           ($)        (#)(1)          ($)        ($)
Ueli Spring,        1996   $ 225,976   $ 367,450   $    -       $    -            -           $  -        $ -
President and       1995     222,117     200,000        -            -            -              -          -
Chief Executive     1994     150,000     150,000        -            -            -              -          -
 Officer

Harold Brown,       1996     113,355     202,642        -            -            -              -          -
VP Finance          1995     104,755      65,000        -            -            -              -          -
                    1994     101,098      45,000        -            -          800              -          -

Gary Easterly,      1996     108,411     110,867        -            -            -              -          -
VP Manufacturing    1995     100,172      65,000        -            -            -              -          -
                    1994      96,380      45,000        -            -            -              -          -

David Smith,        1996      59,452     117,784        -            -            -              -          -
VP Engineering (2)  1995     111,992      90,000        -            -            -              -          -
                    1994     108,429      25,000        -            -          800              -          -

Daniel Pierce,      1996      95,526      45,217        -            -            -              -          -
VP Human            1995      87,735      40,000        -            -            -              -          -
 Resources          1994      85,048      25,000        -            -          800              -          -

(1)  Shares of Class A Common Stock of MS Acquisition.

(2)  Retired June 30, 1996.

BONUS PROGRAM

Aetna maintains a Quality Assurance Bonus Program under which Production Managers and Plant Floor Managers are eligible to receive an annual bonus of up to $20,000 each. Pursuant to this program, each manager will receive a bonus in the maximum amount in respect of services rendered in any year in which no qualified customer complaint is made with respect to his or her unit. A "Qualified Customer Complaint" is a customer complaint that has been reviewed, and found to be accurate by Aetna's Vice President of Quality Assurance with respect to the quality of any product manufactured by such manager's production unit. The bonus amount that each manager is eligible to receive in any year will be reduced by $5,000 for each Qualified Customer Complaint made with respect to his or her unit.



In addition to the Quality Assurance Bonus Program, Aetna annually awards discretionary bonuses to members of its management and certain of its salaried employees. Such bonuses, which are typically paid in January of each year in respect of services rendered by recipients during the preceding years, are awarded based on a variety of factors, including individual and Aetna / MS Acquisition performance.


STOCK OPTION PLAN

Executive officers, directors, employees and other key persons are eligible to participate in the MS Acquisition Corp. Executive Stock Option Plan (the Plan). Options granted under the Plan may be either incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualifed options. Options to purchase an aggregate of 110,000 shares of Class A Common Stock, par value $.01 per share, of MS Acquisition Corp. (Class A Common Stock) may be issued under the Plan. The Plan is administered by a committee (Option Committee) of not less than three directors appointed by the Board of Directors of MS Acquisition.


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

OPTION GRANTS IN THE LAST FISCAL YEAR

On August 13, 1996, certain employees were granted options under the Plan to purchase shares of Common Stock that in the aggregate represent up to 10% of the total number of shares of Common Stock, on a fully diluted basis. These options have an exercise price of $0.75 per underlying share and become exercisable in equal installments over five years of continued employment, subject to acceleration upon a change in control of Aetna.


EXECUTIVE EMPLOYMENT AGREEMENTS

Aetna and MS Acquisition have jointly entered into employment agreements with each of Messrs. Brown, Easterly, and Spring (the Employment Agreements) (each of Messrs. Brown, Easterly and Spring, an Executive). The Employment Agreements set forth the basic terms of employment for each Executive, including base salary, bonus and benefits, as well as the benefits to which each Executive will be entitled if his employment is terminated for various reasons.


The Employment Agreement with Mr. Spring has an initial term of three years and provides from a base salary of $225,000 and a discretionary annual bonus of up to 100% of Mr. Spring's annual salary. The discretionary bonus is to be determined based upon the achievement of annual company and individual performance goals. The Employment Agreement provides that Mr. Spring is entitled to a one time termination payment equal to the remaining payments of base salary (and in no event less than twelve months) and additional payment equal to the greater of (x) the bonus received by Mr. Spring for the prior fiscal year and (y) 50% of his base salary for the fiscal year in which the termination occurs, if his employment is terminated by Aetna and MS Acquisition without cause or if he voluntarily terminates his employment with Aetna and MS Acquisition for good reason.



The Employment Agreements with Messrs. Brown and Easterly have initial terms of three years and provide for base salaries of $115,000 and $105,000 respectively. Messrs. Brown and Easterly are also entitled to a discretionary bonus of up to 60% of their annual base salary. The Employment Agreements provide severance payments through the end of the term (and in no event for a period of less than 12 months) if employment is terminated by Aetna and MS Acquisition without cause or if Messrs. Brown or Easterly terminates his employment with Aetna and MS Acquisition for good reason.


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

              AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION VALUES (1)

<Caption)
                                                        NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                             SHARES                    UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS AT
                            ACQUIRED                 OPTIONS AT FISCAL YEAR-END            FISCAL YEAR-END
                               ON         VALUE                 (#)                             ($)
                            EXERCISE    REALIZED    ----------------------------    ----------------------------
       NAME                    (#)         ($)       EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
Ueli Spring                     0           0            42,500              0           31,875              0
Harold Brown                    0           0            25,000              0           18,750              0
Gary Easterly                   0           0            10,000              0            7,500              0
David Thal                      0           0             7,500              0            5,625              0
Ed Lawson                       0           0             5,000              0            3,750              0
Daniel Pierce                   0           0             5,000              0            3,750              0
Ralph Bredenbeck                0           0             2,500              0            1,875              0
Teresa Johnson                  0           0             2,500              0            1,875              0


(1)  Options are for shares of Class A Common Stock of MS Acquisition Corp.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Compensation of executive officers has historically been determined by the Board of Directors. Ueli Spring is the only employee or present or former officer who participated in deliberations of the Board concerning executive officer compensation during the last completed fiscal year. In August 1996, Aetna and MS Acquisition established a compensation committee consisting of three members: Michael Delaney, Ueli Spring and John Wurster. Mr. Spring is the President and Chief Executive Officer of the Aetna and MS Acquisition.



There are no interlocks between Aetna and other entities involving Aetna's executive officers and board members who serve as executive officers or board members of other entities, except with respect to Export, Aetna Holdings and MS Acquisition. The officers and directors of Aetna also serve as officers and directors of Aetna Holdings and MS Acquisition. Mr. Spring and Mr. Brown, who are officers and directors of Aetna, Aetna Holdings and MS Acquisition, also serve as officers and directors of Export.


Item 12. Security Ownership of Certain Beneficial Ownership and Management

All of the outstanding capital stock of Aetna is currently owned by Aetna Holdings, and all of the outstanding capital stock of Aetna Holdings is currently owned by MS Acquisition. The following table sets forth certain information regarding the equity ownership of MS Acquisition as of March 1, 1997 by (i) each person or entity who owns five percent or more of any class of voting securities of MS Acquisition, (ii) each director of Aetna and MS Acquisition, (iii) the Chief Executive Officer of Aetna and MS Acquisition and the four most highly compensated executive officers (other than the Chief Executive Officer) of Aetna and MS Acquisition as of December 29, 1996, and
(iv) the directors and offices of Aetna and MS Acquisition as a group. Unless otherwise specified, all shares are directly held. Shares of Class B Common Stock are non-voting. Each share of Class A Common Stock is convertible into one share of Class B Common Stock and each share of Class B Common Stock is convertible into one share of Class A Common Stock.

                                                           CLASS A COMMON STOCK             CLASS B COMMON STOCK
                                                       AMOUNT OF         PERCENT OF       AMOUNT OF     PERCENT OF
                                                      OWNERSHIP (1)        CLASS         OWNERSHIP        CLASS
Citicorp Venture Capital, Ltd. (2)                    $  187,871            49.0%       $  516,590        100.0%
399 Park Avenue
New York, NY  10043

David Howe (3)                                           187,871            49.0           516,590        100.0
Citicorp Venture Capital, Ltd.
399 Park Avenue
New York, NY  10043

Michael Delaney (3)                                      187,871            49.0           516,590        100.0
Citicorp Venture Capital, Ltd.
399 Park Avenue
New York, NY  10043

The Prudential Life Insurance Company of
 America, as Asset Manager for The
 Gateway Recovery Trust (4)                               65,175            17.0
c/o Financial Restructuring Group
Gateway Center Four
100 Mulberry Street
Newark, NJ  07102

The Berkshire Fund (5)                                    59,636            15.6
One Boston Place
Suite 3425
Boston, MA  02108

State Treasurer of the State of Michigan,
Custodian of the Public School Employees'
Retirement System; State Employees'
Retirement System; Michigan State Police
Retirement System; Judges' Retirement
System; and Probate Judges' Retirement
system                                                    27,077             7.1
c/o Michigan Department of Treasury
450 West Allegan
Lansing, MI  48922

Ueli Spring                                                5,093             1.3
Aetna Industries, Inc.
24331 Sherwood Avenue
Center Line, MI  48015-0067

Harold A. Brown                                            1,834             *
Aetna Industries, Inc.
24331 Sherwood Avenue
Center Line, MI  48015-0067

Gary Easterly                                                984             *
Aetna Industries, Inc.
24331 Sherwood Avenue
Center Line, MI  48015-0067
                                                      ----------          ----          ----------     -----
All directors and officers as a group
 (10 persons) (6)                                     $  198,459          51.8%         $  516,590     100.0%
                                                      ==========          ====          ==========     =====

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

Item 13. Certain Relationships and Related Transactions


Jerome Singer, the former chairman of the Board of Directors, owns and leases to Aetna seven of the 14 facilities currently used by Aetna in its operations. For the year ended December 29, 1996, Aetna paid to Mr. Singer approximately $1.0 million in the aggregate in respect of rental payments under such leases. Management believes that all such leases, from its perspective, are on terms equal to or better than current market rates for such properties.



Pursuant to a promissory note, Aetna has outstanding from Ueli Spring, President of Aetna, a demand loan in the aggregate principal amount of $75,000, plus accumulated interest. The loan bears interest at the prime rate plus 1.0%. As of December 29, 1996, the aggregate amount owed to Aetna by Mr. Spring in respect of the loan was $114,736.



Pursuant to a Management Agreement (the "Berkshire Management Agreement") between Aetna, MS Acquisition and Berkshire Partners, since March 1989, Berkshire Partners, a shareholder of MS Acquisition, had provided to Aetna and MS Acquisition certain advisory and management consulting services relating to financial and strategic corporate planning. In consideration for such services, Aetna had paid out-of-pocket expenses incurred in performing such services. The Berkshire Management Agreement was terminated on August 13, 1996 in connection with the Transactions. In connection with such termination, Aetna paid Berkshire Partners accrued management fees and current operating expenses of approximately $250,000 with a portion of the proceeds of the issuance of the Old Notes.

Messrs. Spring, Brown and Easterly and certain other employees of Aetna received in the aggregate bonuses of approximately $350,000 in recognition of the quantity and quality of the services performed by these individuals to facilitate the consummation of the transactions. These services included: management of the business, preparation and presentation of data, functioning as liaison between management and Aetna's professional advisors and structuring and negotiating specific aspects of the transactions.


Mr. Singer was paid approximately $225,000 accrued compensation in connection with the transactions.


In connection with the transactions, Aetna entered into a management agreement with MS Acquisition (the "Management Agreement") pursuant to which MS Acquisition has agreed to provide to Aetna and any subsidiary certain management and administrative services. The initial term of the Management Agreement extends through December 1997. In consideration for services provided thereunder, Aetna has agreed to reimburse MS Acquisition for the actual cost of the services rendered. Aetna is also responsible for contributing to the general operating costs of MS Acquisition. Aetna's obligations to reimburse MS Acquisition may be deferred, without interest, if payment of such reimbursement obligations would be restricted by the Indenture or the Senior Revolving Credit Facility.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on January 08, 1998.


Each signature hereby acknowledges and adopts the typed form of his name in the electronic filing of this document with the Securities and Exchange Commission.


                                             Aetna Industries, Inc.
                                             MS Acquisition Corp.
                                             (Registrants)



                         By:   /s/ Harold A. Brown
                               -------------------

                               Harold A. Brown
                               Vice President - Finance, Secretary and Director of Aetna Industries, Inc., and MS Acquisition Corp.
                               (Principal Financial and Accounting Officer)

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

/s/ Price Waterhouse LLP

                             AETNA INDUSTRIES, INC.
                        (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

<Caption)
                                                                                  DECEMBER 29,      DECEMBER 31,
ASSETS                                                                                1996              1995
Current assets
   Cash                                                                            $     4,011      $      291
   Accounts receivable (less allowance for doubtful accounts of
    $510 and $240 respectively)                                                         32,753          28,522
   Inventories                                                                           8,756           8,659
   Tooling                                                                               1,592           2,658
   Prepaid expenses, including income taxes                                                651             502
   Deferred income taxes                                                                   318             518
                                                                                   -----------      ----------
     Total current assets                                                               48,081          41,150
                                                                                   -----------      ----------

Property, plant and equipment
   Land                                                                                  2,104           1,652
   Buildings and improvements                                                           12,548          11,082
   Machinery and equipment                                                              63,906          54,480
   Construction-in-progress                                                              3,944           9,434
                                                                                   -----------      ----------
     Total property, plant and equipment                                                82,502          76,648
   Less - accumulated depreciation                                                     (33,068)        (27,775)
                                                                                   -----------      ----------
     Net property, plant and equipment                                                  49,434          48,873
                                                                                   -----------      ----------

Other assets
   Deferred costs and other assets                                                       5,769           1,644
   Cost in excess of net assets acquired                                                25,774          26,575
                                                                                   -----------      ----------
      Total other assets                                                                31,543          28,219
                                                                                   -----------      ----------

                                                                                   $   129,058      $  118,242
                                                                                   ===========      ==========

See accompanying notes to consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                     DECEMBER 29,  DECEMBER 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                    1996          1995
Current liabilities
   Accounts payable                                  $    24,958   $   31,566
   Accrued expenses                                       12,104       10,109
   Current portion of long-term debt                                    2,500
                                                     -----------   ----------
     Total current liabilities                            37,062       44,175
                                                     -----------   ----------
Long-term debt, less current portion                      85,000       15,799
                                                     -----------   ----------
Subordinated debt                                                      41,942
                                                     -----------   ----------
Deferred income taxes                                      8,136        8,924
                                                     -----------   ----------
Commitments and contingencies (Note 9)

Stockholder's equity
   Common stock - $.01 par value; 1,000 issued and
    outstanding, respectively
   Contributed capital                                     9,024        9,024
   Accumulated deficit                                   (10,164)      (1,622)
                                                     -----------   ----------
                                                          (1,140)       7,402
                                                     -----------   ----------

                                                     $   129,058   $  118,242
                                                     ===========   ==========

See accompanying notes to consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                        (A WHOLLY-OWNED SUBSIDIARY OF MS
                               ACQUISITION CORP.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                YEAR ENDED
                                                               DECEMBER 29,    DECEMBER 31,     JANUARY 1,
                                                                   1996            1995            1995
Net sales                                                      $   211,462    $   211,905       $  204,850
Cost of sales                                                      180,998        183,542          172,428
Selling, general and administrative expenses                        15,644         13,331           12,898
                                                               -----------    -----------       ----------
Operating income                                                    14,820         15,032           19,524
                                                               -----------    -----------       ----------
Interest expense, net                                                9,022          8,579            8,929
                                                               -----------    -----------       ----------
Income before extraordinary item and
 income taxes                                                        5,798          6,453           10,595
Income tax provision                                                 2,105          1,877            4,000
                                                               -----------    -----------       ----------
Income before extraordinary item                                     3,693          4,576            6,595
                                                               -----------    -----------       ----------
Extraordinary item (net of income taxes of $594)                     1,153
                                                               -----------    -----------       ----------

   Net income                                                  $     2,540    $     4,576       $    6,595
                                                               ===========    ===========       ==========



See accompanying notes to consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                        (A WHOLLY-OWNED SUBSIDIARY OF MS
                               ACQUISITION CORP.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    YEAR ENDED
                                                                   DECEMBER 29,    DECEMBER 31,      JANUARY 1,
                                                                       1996            1995            1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $      2,540      $    4,576       $  6,595
Adjustments to reconcile net income to net cash
 provided by operating activities -
   Depreciation and amortization                                         7,965           6,579          6,150
   Deferred interest                                                                     1,281          2,995
   Deferred income taxes                                                  (588)           (860)           748
   Changes in assets and liabilities
     Accounts receivable                                                (4,231)            116         (6,159)
     Inventories                                                           (97)            750           (503)
     Tooling                                                             1,066          (1,790)         3,830
     Prepaid expenses                                                     (149)             54           (322)
     Accounts payable                                                   (6,608)          2,954          8,312
     Accrued expenses                                                    1,995             904            394
                                                                  ------------      ----------     ----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                         1,893          14,564         22,040
                                                                  ------------      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                              (7,023)        (10,103)        (6,125)
Disposals of property, plant and equipment                                 493
Other, net                                                                  83            (149)          (329)
                                                                  ------------      ----------     ----------
       NET CASH USED FOR INVESTING ACTIVITIES                           (6,447)        (10,252)        (6,454)
                                                                  ------------      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt                                          85,000
Dividends paid                                                         (11,082)
Debt issuance costs                                                     (5,403)
Principal payments on long-term debt                                   (49,192)         (5,400)       (15,727)
Net change in line of credit                                           (11,049)          1,216            294
                                                                  ------------      ----------     ----------
       NET CASH PROVIDED BY (USED FOR)
       FINANCING  ACTIVITIES                                             8,274          (4,184)       (15,433)
                                                                  ------------      ----------     ----------
Net increase in cash                                                     3,720             128            153
Cash - beginning of year                                                   291             163             10
                                                                  ------------      ----------     ----------

Cash - end of year                                                $      4,011      $      291     $      163
                                                                  ============      ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                            $     19,475      $    4,480     $   12,027
                                                                  ============      ==========     ==========

Cash paid during the year for income taxes                        $      1,959      $    2,750     $    4,350
                                                                  ============      ==========     ==========


See accompanying notes to consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.    ORGANIZATION AND BASIS OF PRESENTATION


      Aetna Industries, Inc. (Aetna or the Company) is a wholly-owned indirect subsidiary of MS Acquisition Corp. (MS Acquisition) and is a wholly-owned direct subsidiary of Aetna Holdings, Inc. (Aetna Holdings) and has one wholly-owned subsidiary Aetna Export Sales Corp. (Export). MS Acquisition is a holding company that was formed for the sole purpose of purchasing Aetna and does not have any significant operations, other than its investment in its subsidiaries assets or liabilities, other than preferred stock, junior subordinated debentures and accruals resulting from the transactions described below. Aetna Holdings and Export are also wholly-owned subsidiaries of MS Acquisition. MS Acquisition does not have any other direct or indirect subsidiaries other than Aetna, Aetna Holdings or Export.


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


      Also, on August 13, 1996, Aetna issued $85,000 of 11-7/8% Senior Notes due 2006 (the Notes) in a private placement. The Notes have been fully and unconditionally guaranteed by MS Acquisition, Aetna Holdings and Export, on a joint and several basis. The proceeds of this issuance were used (i) to repay all of the outstanding indebtedness, accrued interest and prepayment penalties of Aetna, (ii) to fund the $11,082 cash component of the Holdings consideration, (iii) to pay approximately $651 to terminate certain outstanding employee options, (iv) to pay fees and expenses of approximately $5,000 in connection with the transactions, (v) to pay approximately $570 of bonuses and accrued compensation to certain directors and officers of Aetna, (vi) to pay $250 in accrued management fees and (vii) for general corporate purposes.


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

      The Company's financial condition and results of operations depend significantly on two major automotive manufacturers, Chrysler Corporation (Chrysler) and General Motors Corporation (GM). Following is a summary of net production sales to such key customers, as a percentage of net production sales:

                             1996              1995               1994
      Chrysler                61%               60%                62%
      GM                      33                36                 35
      Other                    6                 4                  3
                             ---              ----               ----
                             100%              100%               100%
                             ===              ====               ====

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and a foreign sales corporation (Export) which is a wholly-owned subsidiary of Aetna. The financial condition and results of operations of Export are not significant and, accordingly, have not been presented.
      All significant intercompany transactions and account balances have been eliminated in consolidation. In addition, management of the Company and MS Acquisition have determined that the separate financial statements and other disclosures relative to Aetna Holdings are not material to investors and accordingly, have not presented such information.


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

                           AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



3.    INVENTORIES

      Inventories are comprised of the following:

                                                                                     DECEMBER 29,     DECEMBER 31,
                                                                                        1996             1995
      Inventories valued at LIFO
        Raw materials                                                                $   1,758         $ 2,034
        Work-in-process                                                                  3,458           2,989
      Finished goods                                                                     2,195           2,273
                                                                                     ---------         -------
                                                                                         7,411           7,296
      LIFO reserve                                                                        (335)           (240)
                                                                                     ---------         -------
                                                                                         7,076           7,056
                                                                                     ---------         -------
      Inventories valued at FIFO
        Purchased parts and purchased labor                                              1,680           1,603
                                                                                     ---------         -------

      Total inventories                                                              $   8,756         $ 8,659
                                                                                     =========         =======


4.    ACCRUED EXPENSES

      Accrued expenses are comprised of the following:

                                                                                   DECEMBER 29,     DECEMBER 31,
                                                                                       1996            1995
      Accrued workers' compensation expense                                          $   3,155     $    3,329
      Accrued interest                                                                   4,018          1,423
      Taxes other  than income                                                           2,357          1,556
      Other                                                                              2,574          3,801
                                                                                     ---------     ----------

                                                                                     $  12,104     $   10,109
                                                                                     =========     ==========

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

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


5.    RELATED PARTY TRANSACTIONS (CONTINUED)

      YEAR ENDING
          1997                                  $   1,005
          1998                                        937
          1999                                        984
          2000                                      1,033
          2001                                      1,085
          Thereafter                                6,293
                                                ---------
                                                $  11,337
                                                =========


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

6.     STOCKHOLDER'S EQUITY

       The changes in stockholder's equity were as follows:


                                                                                                      TOTAL
                                                              CONTRIBUTED        ACCUMULATED      STOCKHOLDER'S
                                                                CAPITAL            DEFICIT           EQUITY
       Balance at January 2, 1994                              $    9,024        $ (12,792)        $   (3,768)
                                                               ----------        ---------         ----------
       Net income                                                                    6,595              6,595
                                                               ----------        ---------         ----------
       Balance at January 1, 1995                                   9,024           (6,197)             2,827
       Net income                                                                    4,576              4,576
                                                               ----------        ---------         ----------
       Balance at December 31, 1995                                 9,024           (1,622)             7,402
       Net income                                                                    2,540              2,540
       Dividends paid to MS Acquisition                                            (11,082)           (11,082)
                                                               ----------        ---------         ----------

       Balance at December 29, 1996                            $    9,024        $ (10,164)        $   (1,140)
                                                               ==========        =========         ==========



       Aetna Holdings has issued $9,229 of junior subordinated debentures and unfunded contractual obligations to certain former option holders. To the extent cash interest and pre-payments of such debentures are permitted under the Company's 11-7/8% Senior Notes Indenture and the revolving credit facility, Aetna may pay dividends to Aetna Holdings to fund such payments. Aetna paid $1,554 of cash and pre-payments of principal on these debentures and obligations in February 1997. The Company is prohibited from making distributions to either Aetna Holdings or MS Acquisition if (i) it is in default under its Note Indenture, (ii) the total of the distributions would exceed 50% of the cumulative net income (or if there is a cumulative net loss, minus 100% of the cumulative net loss) that the Company earned subsequent to the issuance of the 11-7/8% Senior Notes (August 13, 1996), adjusted for the sale of any capital stock and under certain circumstances.

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

      The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets at December 29, 1996 and December 31, 1995:

                                                                DECEMBER 29, 1996           DECEMBER 31, 1995
                                                                -----------------      --------------------------
                                                                     ASSETS              ASSETS       ACCUMULATED
                                                                     EXCEED              EXCEED        BENEFITS
                                                                   ACCUMULATED         ACCUMULATED      EXCEED
                                                                    BENEFITS            BENEFITS        ASSETS
      Actuarial present value of benefit obligations:
      Accumulated benefit obligation,
       including vested benefits of
       $1,400, $278 and $1,063,
       respectively                                                   $  1,528         $   1,145       $    287
                                                                      ========         =========       ========

      Plan assets at fair value                                       $  1,709         $   1,157       $    277
      Projected benefit obligation for
       service rendered to date                                          1,528             1,145            287
                                                                      --------         ---------       --------
      Plan assets in excess of (less than)
       projected benefit obligation                                        181                12            (10)
      Unrecognized loss from prior
       experience                                                          419               426            142
                                                                      --------         ---------       --------
      Prepaid pension cost included
       in deferred costs and other assets                             $    600         $     438       $    132
                                                                      ========         =========       ========

      Weighted average discount rate                                       7.0%              7.0%           7.0%
                                                                      ========         =========       ========
       Estimated long-term rate of return
        on assets                                                          9.5%              9.5%           9.5%
                                                                      ========         =========       ========


                                                                       1996             1995            1994
      Pension cost includes:
       Service cost                                                $    158          $    102       $    116
       Interest cost                                                    102                88             92
       Actual return on assets                                         (217)             (262)           126
       Net amortization                                                 100               164           (233)
                                                                   --------          --------       --------

                                                                   $    143          $     92       $    101
                                                                   ========          ========       ========

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

      The income tax provision comprises the following:

                                         1996         1995         1994
      Current income taxes payable    $  2,804    $   2,782     $   3,252
      Deferred income taxes               (699)        (905)          748
                                      --------    ----------    ---------

                                      $  2,105    $   1,877     $   4,000
                                      ========    =========     =========


Deferred tax assets and liabilities are comprised of the following:

                                                 DECEMBER 29,        DECEMBER 31,
                                                     1996                1995
      DEFERRED TAX ASSETS
      Workers' compensation                        $   1,046          $  1,105
      Other                                              896               727
                                                   ---------          --------
       Gross deferred tax assets                       1,942             1,832
                                                   ---------          --------
      DEFERRED TAX LIABILITIES
      Depreciation                                     7,999             8,494
      Inventory                                        1,647             1,225
      Deferred costs and other                           114               519
                                                   ---------          --------
       Gross deferred tax liabilities                  9,760            10,238
                                                   ---------          --------

      Net deferred tax liability                   $   7,818          $  8,406
                                                   =========          ========

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



8.    INCOME TAXES (CONTINUED)

     A reconciliation of the U.S. federal statutory rate to the Company's effective rate is as follows:

                                                        1996     1995    1994
      U.S. federal statutory rate                       35.0%    35.0%   35.0%
      Effect of graduated rates                         (1.0)    (1.0)
      Non-deductible goodwill                            7.2      4.2     2.7
      Reversal of tax reserves no longer required                (2.7)   (2.9)
      Effect of 1% increase (decrease)  in federal
       rate on deferred tax balances                             (3.9)    2.5
      Research and development credit refunds           (3.0)
      Other                                             (1.9)    (2.6)    0.5
                                                      ------     ----   -----

                                                       36.3%     29.0%   37.8%
                                                      =====      ====   =====

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

10.   LONG-TERM DEBT

      A summary of long-term debt is as follows:

                                                                              DECEMBER 29,          DECEMBER 31,
                                                                                  1996                  1995
      11-7/8% Senior Notes due 2006                                           $    85,000          $         -

      Note payable to bank in quarterly principal installments
      of $1,250 and a final payment of $3,500 originally
      due October 31, 1996, refinanced on May 2, 1996.                                                   7,250

      Note payable to bank under a revolving line of credit facility.                                   11,049
                                                                              -----------          -----------
                                                                                   85,000               18,299
      Less - current portion                                                                            (2,500)
                                                                              -----------          -----------

                                                                              $    85,000         $     15,799
                                                                              ===========         ============

                             AETNA INDUSTRIES, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



10.     LONG-TERM DEBT (CONTINUED)


        On August 13, 1996, the Company issued $85,000 of its 11-7/8% Senior Notes due 2006 (Old Notes) in a private placement offering. On December 13, 1996, the Old Notes were exchanged for new $85,000, 11-7/8% Senior Notes due 2006 (New Notes). The New Notes have substantially the same terms as the Old Notes except with respect to certain transfer restrictions and registration rights relating to the Old Notes. The New Notes have been fully and unconditionally guaranteed by MS Acquisition, Aetna Holdings, and Export. These notes also have certain restrictive covenants including limitations on the following matters: (i) the incurrence of additional indebtedness, (ii) the issuance of preferred stock by subsidiaries, (iii) the creation of liens, (iv) sale and leaseback transactions, (v) restricted payments, (vi) the sales of assets and subsidiary stock, (vii) mergers and consolidations, (viii) payment restrictions affecting subsidiaries and (ix) transactions with affiliates. At December 29, 1996, the fair market value of the Senior Notes approximated its carrying value.


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

/s/ Price Waterhouse LLP

                              MS ACQUISITION CORP.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                   DECEMBER 29,  DECEMBER 31,
ASSETS                                                 1996         1995
Current assets
   Cash                                          $     4,011   $       291
   Accounts receivable (less allowance for
    doubtful accounts of $510 and $240,               32,113        28,522
    respectively)
   Inventories                                         8,756         8,659
   Tooling                                             1,592         2,658
   Prepaid expenses                                      651           502
   Deferred income taxes                                 318           518
                                                 -----------   -----------
       Total current assets                           47,441        41,150
                                                 -----------   -----------

Property, plant and equipment
   Land                                                2,104         1,652
   Buildings and improvements                         12,548        11,082
   Machinery and equipment                            63,906        54,480
   Construction-in-progress                            3,944         9,434
                                                 -----------   -----------
Total property, plant and equipment                   82,502        76,648
Less - accumulated depreciation                      (33,068)      (27,775)
                                                 -----------   -----------
       Net property, plant and equipment              49,434        48,873
                                                 -----------   -----------
Other assets
   Deferred costs and other assets                     5,769         1,644
   Cost in excess of net assets acquired              25,774        26,575
                                                 -----------   -----------
        Total other assets                            31,543        28,219
                                                 -----------   -----------

                                                 $   128,418   $   118,242
                                                 ===========   ===========

See accompanying notes to consolidated financial statements.

                              MS ACQUISITION CORP.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                      DECEMBER 29,    DECEMBER 31,
                                                                          1996          1995
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                  $    24,958      $   31,566
   Accrued expenses                                                       12,361          10,109
   Current portion of long-term debt                                       2,427           2,500
                                                                     -----------      ----------
       Total current liabilities                                          39,746          44,175
                                                                     -----------      ----------
Long-term debt, less current portion                                      85,000          15,799
                                                                     -----------      ----------
Subordinated debt                                                                         41,942
                                                                     -----------      ----------
Junior subordinated debentures                                             6,802
                                                                     -----------      ----------
Deferred income taxes                                                      8,136           8,924
                                                                     -----------      ----------
Commitments and contingencies (Note 11)

Redeemable preferred stock
   Series A, - $100 stated value and 114,967 shares authorized issued and outstanding at December 29, 1996 and
   $.01 par value and 80,168 shares authorized, issued
    and outstanding at December 31, 1995                                  11,979               1
   Series B, - $100 stated value and $.01 par value;
    2,000,000 and 250,000 shares
    authorized, 68,341 shares issued and
   outstanding at December 31, 1995
   Additional paid-in capital                                                              2,407

Stockholders' equity
   Class A, common stock - $.01 par value; 5,000,000
   and 1,040,000 shares authorized; 383,409 and 525,000
    shares issued and outstanding, respectively                                4               5
   Class B, common stock - $.01 par value; 5,000,000 and
    1,040,000 shares authorized, 516,590 and 400,000 shares
    issued and outstanding                                                     5               4
   Additional paid-in capital                                             15,509          14,991
   Accumulated deficit                                                   (31,487)         (2,730)
   Fair market value in excess of historical cost of net
    assets acquired from entities partially under common control          (7,276)         (7,276)
                                                                     -----------      ----------
                                                                         (23,245)          4,994
                                                                     -----------      ----------

                                                                     $   128,418      $  118,242
                                                                     ===========      ==========


See accompanying notes to consolidated financial statements.

                              MS ACQUISITION CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                                                   YEAR ENDED
                                                                 DECEMBER 29,     DECEMBER 31,     JANUARY 1,
                                                                     1996             1995            1995
Net sales                                                        $   211,462       $   211,905    $   204,850
Cost of sales                                                        180,998           183,542        172,428
Selling, general and administrative expenses                          15,650            13,331         12,898
                                                                 -----------       -----------    -----------
Operating income                                                      14,814            15,032         19,524
                                                                 -----------       -----------    -----------
Interest expense, net                                                  9,406             8,579          8,929
                                                                 -----------       -----------    -----------
Income before extraordinary item and
 income taxes                                                          5,408             6,453         10,595
Income tax provision                                                   1,972             1,877          4,000
                                                                 -----------       -----------    -----------
Income before extraordinary item                                       3,436             4,576          6,595
Extraordinary item (net of income taxes of $594)                       1,153
                                                                 -----------

   Net income before preferred stock dividend                          2,283       $     4,576    $     6,595
                                                                 -----------       ===========    ===========
Preferred stock dividend requirements                                   (482)

   Net income available for common stockholders                  $     1,801
                                                                 ===========

See accompanying notes to consolidated financial statements.

                              MS ACQUISITION CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    YEAR ENDED
                                                                  DECEMBER 29,      DECEMBER 31,       JANUARY 1,
                                                                      1996             1995               1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $     2,283       $    4,576         $  6,595
Adjustments to reconcile net income to net
 cash provided by operating activities -
   Depreciation and amortization                                       7,965            6,579            6,150
   Deferred interest                                                                    1,281            2,995
   Deferred income taxes                                                (588)            (860)             748
   Changes in assets and liabilities
     Accounts receivable                                              (4,231)             116           (6,159)
     Inventories                                                         (97)             750             (503)
     Tooling                                                           1,066           (1,790)           3,830
     Prepaid expenses                                                   (149)              54             (322)
     Accounts payable                                                 (6,608)           2,954            8,312
     Accrued expenses                                                  2,252              904              394
                                                                 -----------       ----------        ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                       1,893           14,564           22,040
                                                                 -----------       ----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                            (7,023)         (10,103)          (6,125)
Disposals of property, plant and equipment                               493
Other, net                                                                83             (149)            (329)
                                                                 -----------       ----------        ---------
     NET CASH USED FOR INVESTING ACTIVITIES                           (6,447)         (10,252)          (6,454)
                                                                 -----------       ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt                                        85,000
Dividends paid                                                       (21,082)
Debt issue costs                                                      (5,403)
Equity contributions                                                  10,000
Repayment of long-term debt                                          (49,192)          (5,400)         (15,727)
Net increase (decrease) in line of credit                            (11,049)           1,216              294
                                                                 -----------       ----------        ---------
     NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES              8,274           (4,184)         (15,433)
                                                                 -----------       ----------        ----------
Net increase in cash                                                   3,720              128              153
Cash - beginning of year                                                 291              163               10
                                                                 -----------       ----------        ---------
Cash - end of year                                               $     4,011       $      291        $     163
                                                                 ===========       ==========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for interest                           $    19,606       $    4,480        $  12,027
                                                                 ===========       ==========        =========

Cash paid during the year for income taxes                       $     1,959       $    2,750        $   4,350
                                                                 ===========       ==========        =========


See accompanying notes to consolidated financial statements.

                              MS ACQUISITION CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.    ORGANIZATION AND BASIS OF PRESENTATION


      MS Acquisition Corp. (MS Acquisition or the Company) is a holding company that was formed for the sole purpose of purchasing Aetna Industries, Inc. (Aetna) and does not have any significant operations, other than its investment in its subsidiaries, assets or liabilities, other than preferred stock, junior subordinated debentures and accruals resulting from the transactions described below. The Company has three wholly-owned subsidiaries, Aetna, Aetna Holdings, Inc. (Aetna Holdings), Aetna Export Sales Corp. (Export). It does not have any other direct or indirect subsidiaries. The Company has not presented separate financial statements or other disclosures relative to Aetna Holdings or Export as management has determined that such information is not material to investors.



      TRANSACTIONS
      On August 13, 1996, the Company completed a recapitalization. MS Acquisition amended its charter to provide for the reclassification of its capital stock into two new classes of common stock (voting and non-voting) (together, New Common) and a new class of preferred stock (New Preferred). Existing MS Acquisition stockholders exchanged their existing MS Acquisition shares, pro rata, for New Preferred and New Common. Citicorp Venture Capital, Ltd. and related parties purchased shares of New Common and New Preferred for $10,000 in cash from the existing MS Acquisition stockholders. MS Acquisition formed Aetna Holdings, and contributed to Aetna Holdings all of the capital stock of Aetna. Aetna Holdings then purchased from existing stockholders approximately 61% of their existing MS Acquisition stock in exchange for
      (i) $11,082 in cash (Holdings consideration) and (ii) $8,731 in principal
      amount of 11.0% junior subordinated debentures of Aetna   Holdings due in
      2007. The former stockholders retained (i) $2.36 million in stated value of new Preferred and (ii) shares of New Common representing 20.6% of the New Common on a fully diluted basis.



      Also, on August 13, 1996, Aetna issued $85,000 of 11-7/8% Senior Notes due 2006 (the Notes) in a private placement. The Notes have been fully and unconditionally guaranteed by MS Acquisition, Aetna Holdings and Export, on a joint and several basis. The proceeds of this issuance were used (i) to repay all of the outstanding indebtedness, accrued interest and prepayment penalties of Aetna, (ii) to fund the $11,082 cash component of the Holdings consideration, (iii) to pay approximately $651 to terminate certain outstanding employee options, (iv) to pay fees and expenses of approximately $5,000 in connection with the transactions, (v) to pay approximately $570 of bonuses and accrued compensation to certain directors and officers of Aetna, (vi) to pay $250 in accrued management fees and (vii) for general corporate purposes.


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





      The Company's financial condition and results of operations depend significantly on two major automotive manufacturers, Chrysler Corporation (Chrysler) and General Motors Corporation (GM). Following is a summary of net production sales to such key customers, as a percentage of net production sales:

                                  1996             1995              1994
      Chrysler                      61%              60%               62%
      GM                            33               36                35
      Other                          6                4                 3
                                 -----             ----              ----

                                   100%             100%              100%
                                 =====             ====              ====

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company, Aetna Holdings, Aetna, Export. The financial condition and results of operations of Export and Aetna Holdings are not significant. All significant intercompany transactions and account balances have been eliminated in consolidation.


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

                              MS ACQUISITION CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


3.    INVENTORIES

      Inventories are comprised of the following:

                                                                  DECEMBER 29,    DECEMBER 31,
                                                                    1996             1995
      Inventories valued at LIFO
        Raw materials                                            $    1,758       $    2,034
        Work-in-process                                               3,458            2,989
        Finished goods                                                2,195            2,273
                                                                 ----------       ----------
                                                                      7,411            7,296
        LIFO reserve                                                   (335)            (240)
                                                                 ----------       ----------
                                                                      7,076            7,056
                                                                 ----------       ----------
      Inventories valued at FIFO
        Purchased parts and purchased labor                           1,680            1,603
                                                                 ----------       ----------

      Total inventories                                          $    8,756       $    8,659
                                                                 ==========       ==========


4.    ACCRUED EXPENSES

      Accrued expenses are comprised of the following:

                                                                DECEMBER 29,     DECEMBER 31,
                                                                    1996             1995
      Accrued workers' compensation expense                      $   3,155         $   3,329
      Accrued interest                                               4,271             1,423
      Taxes other  than income                                       2,357             1,556
      Other                                                          2,578             3,801
                                                                 ---------         ---------

                                                                 $  12,361         $  10,109
                                                                 =========         =========

                              MS ACQUISITION CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



5.    RELATED PARTY TRANSACTIONS

      Aetna leases certain real property from a stockholder at less than fair market value rates under lease agreements expiring in 2006. Approximately $2,425, which represents the present value at the date of acquisition of the favorable lease terms using a 13.0% interest rate, has been recorded as property, plant and equipment and is being amortized on a straight-line basis over the lease terms. Rent expense under these lease agreements aggregated $1,013, $965 and $919 during 1996, 1995 and 1994, respectively. Future minimum rental payments due under these lease agreements are as follows:

      YEAR ENDING
       1997                                      $     1,005
       1998                                              937
       1999                                              984
       2000                                            1,033
       2001                                            1,085
       Thereafter                                      6,293
                                                 -----------

                                                 $    11,337
                                                 ===========

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

6.    STOCKHOLDERS' EQUITY

      The changes in stockholders' equity were as follows:

                                                                                           FAIR MARKET
                                                                             RETAINED       EXCESS OF
                                                                             EARNINGS       HISTORICAL   TOTAL
                                         CLASS A       CLASS B     CAPITAL   (ACCUM-          COST       STOCK-
                                         COMMON        COMMON     IN EXCESS   ULATED         OF NET      HOLDERS'
                                          STOCK         STOCK      OF PAR    DEFICIT)        ASSETS      EQUITY
      Balance at January 2, 1994        $      5    $      4   $  14,991   $   (13,321)   $   (7,276)   $  (5,597)
                                        --------    --------   ---------   -----------    ----------    ---------
        Net income                                                               6,595                      6,595
        Preferred dividends                                                       (270)                      (270)
                                        --------    --------   ---------   -----------    ----------    ---------
      Balance at January 1, 1995               5           4      14,991        (6,996)       (7,276)         728
        Net income                                                               4,576                      4,576
        Preferred dividends                                                       (310)                      (310)
                                        --------    --------   ---------   -----------    ----------    ---------
      Balance at December 31, 1995             5           4      14,991        (2,730)       (7,276)       4,994
        Net income                                                               2,283                      2,283
        Dividends                                                              (21,082)                   (21,082)
        Capital contribution                                       1,000                                    1,000
        Issuance of junior subordi-
         nated debentures                                                       (9,229)                    (9,229)
        Exercise of stock options
         and exchange of old
         common stock to new
         common                               (1)          1                      (729)                      (729)
        Preferred dividends                                         (482)                                    (482)
                                        --------    --------   ----------  -----------    ----------    ---------
        Balance at
         December 29, 1996              $      4    $      5   $  15,509   $   (31,487)   $   (7,276)   $ (23,245)
                                        ========    ========   =========   ===========    ==========    =========

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


      The Company, at its option, may prepay all or a portion of the outstanding principal amount of the Junior Subordinated Debentures and unfunded contractual obligations, provided such payments are permitted under the Company's Senior Notes Indenture and working capital facility. Additionally, cash interest payments to Junior Subordinated Debentures holders are permitted under certain circumstances. To the extent such payments are permitted, they will be funded by dividends from Aetna to Aetna Holdings. Aetna is prohibited from making distributions to either Aetna Holdings or MS Acquisition if (i) it is in default under its Note Indenture, (ii) the total of the distributions would exceed 50% of the cumulative net income (or if there is a cumulative net loss, minus 100% of the cumulative net loss) that Aetna earned subsequent to the issuance of the Notes on August 13, 1996, adjusted for the sale of any capital stock of Aetna and under certain circumstances.


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

                              MS ACQUISITION CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


9.    EMPLOYEE BENEFIT PLANS (CONTINUED)

      The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets at December 29, 1996 and December 31, 1995:


                                                                DECEMBER 29, 1996          DECEMBER 31, 1995
                                                                -----------------   -----------------------------
                                                                     ASSETS              ASSETS       ACCUMULATED
                                                                     EXCEED              EXCEED        BENEFITS
                                                                   ACCUMULATED         ACCUMULATED      EXCEED
                                                                    BENEFITS            BENEFITS        ASSETS
      Actuarial present value of benefit obligations:
      Accumulated benefit obligation,
       including vested benefits of
       $1,400, $278 and $1,063,
       respectively                                                   $  1,528         $   1,145      $     287
                                                                      ========         =========      =========
      Plan assets at fair value                                       $  1,709         $   1,157      $     277
      Projected benefit obligation for
       service rendered to date                                          1,528             1,145            287
                                                                      --------         ---------       --------
      Plan assets in excess of (less than)
       projected benefit obligation                                        181                12            (10)
      Unrecognized loss from prior
       experience                                                          419               426            142
                                                                      --------         ---------       --------
      Prepaid pension cost included
       in deferred costs and other assets                             $    600         $     438       $    132
                                                                      ========         =========       ========

      Weighted average discount rate                                       7.0%              7.0%           7.0%
                                                                      ========         =========       ========
       Estimated long-term rate of return
        on assets                                                          9.5%              9.5%           9.5%
                                                                      ========         =========       ========

                                      1996        1995       1994
      Pension cost includes:
       Service cost                 $   158      $   102    $  116
       Interest cost                    102           88        92
       Actual return on assets         (217)        (262)      126
       Net amortization                 100          164      (233)
                                    -------      -------    ------

                                    $   143      $    92    $  101
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

                              MS ACQUISITION CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


10.   INCOME TAXES

      The income tax provision comprises the following:

                                          1996          1995              1994
      Current income taxes payable   $     2,671   $      2,782    $      3,252
      Deferred income taxes                 (699)          (905)            748
                                     -----------   ------------    ------------
                                     $     1,972   $      1,877    $      4,000
                                     ===========   ============    ============

Deferred tax assets and liabilities are comprised of the following:

                                                   DECEMBER 29,      DECEMBER 31,
                                                       1996              1995
      DEFERRED TAX ASSETS
      Workers' compensation                          $   1,046        $   1,105
      Other                                                896              727
                                                     ---------        ---------
      Gross deferred tax assets                          1,942            1,832
                                                     ---------        ---------
      DEFERRED TAX LIABILITIES
      Depreciation                                       7,999            8,494
      Inventory                                          1,647            1,225
      Deferred costs and other                             114              519
                                                     ---------        ---------
      Gross deferred tax liabilities                     9,760           10,238
                                                     ---------        ---------

      Net deferred tax liability                     $   7,818        $   8,406
                                                     =========        =========

A reconciliation of the U.S. federal statutory rate to the Company's effective rate is as follows:

                                                          1996     1995    1994
      U.S. federal statutory rate                         35.0%    35.0%   35.0%
      Effect of graduated rates                           (1.0)    (1.0)
      Non-deductible goodwill                              7.2      4.2     2.7
      Reversal of tax reserves no longer required                  (2.7)   (2.9)
      Effect of 1% increase (decrease) in federal rate             (3.9)    2.5
      Research and development credit refunds             (3.0)
      Other                                               (1.7)    (2.6)    0.5
                                                          ----     ----    ----

                                                          36.5%    29.0%   37.8%
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

12.   LONG-TERM DEBT

      A summary of long-term debt is as follows:

                                                                                  DECEMBER 29,       DECEMBER 31,
                                                                                      1996               1995
        11-7/8% Senior Notes due 2006                                               $   85,000         $       -

        Note payable to bank in quarterly principal installments
        of $1,250 and a final payment of $3,500 originally due
        October 31, 1996, refinanced on May 2, 1996.                                                       7,250

        Note payable to bank under a revolving line of
        credit facility.                                                                                  11,049
                                                                                    ----------         ---------
                                                                                        85,000            18,299
        Less - current portion                                                                            (2,500)
                                                                                    ----------         ---------

                                                                                    $   85,000         $  15,799
                                                                                    ==========         =========


      On August 13, 1996, Aetna issued $85,000 of its 11-7/8% Senior Notes due 2006 (Old Notes) in a private placement offering. On December 13, 1996, the Old Notes were exchanged for new $85,000 11-7/8% Senior Notes due 2006 (New Notes). The New Notes have substantially the same terms as the Old Notes except with respect to certain transfer restrictions and registration rights relating to the Old Notes. The New Notes have been fully and unconditionally guaranteed by MS Acquisition, Aetna Holdings and Export on a joint and several bases. These notes also have certain restrictive covenants including limitations on the following matters:
      (i) the incurrence of additional indebtedness, (ii) the issuance of preferred stock by subsidiaries, (iii) the creation of liens, (iv) sale and leaseback transactions, (v) restricted payments, (vi) the sales of assets and subsidiary stock, (vii) mergers and consolidations (viii) payment restrictions affecting subsidiaries and (ix) transactions with affiliates. At December 29, 1996, the fair market value of Senior Notes approximated its carrying value.


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

EXHIBIT INDEX

EXHIBIT
NUMBER                                         DESCRIPTION

     (12.1) Statement Regarding Computation of Ratios - Aetna Industries, Inc.

     (12.2) Statement Regarding Computation of Ratios - MS Acquisition Corp

     (27.1) Financial Data Schedules - Aetna Industries, Inc.
     (27.2) Financial Data Schedules - MS Acquisition Corp.