Form 10-K405
period 1997-12-28
AETNA INDUSTRIES INC; MS ACQUISITION
filed 1998-03-30
CIK 1022657, 1021907

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -- EXCHANGE ACT OF 1934 For the fiscal year ended December 28, 1997

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -- EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  -------------------

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

24331 Sherwood Avenue, P.O. Box 3067, Centerline, Michigan          48015-0067
-------------------------------------------------------------------------------
      (Address of principal executive offices)                      (Zip Code)

  Registrant's telephone number, including area code             (810) 759-2200
-------------------------------------------------------------------------------

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

As of March 1, 1998, there were 1,000 shares of Aetna Industries, Inc. common stock outstanding and 383,409 shares of MS Acquisition Corp. Class A common stock and 516,590 shares of MS Acquisition Corp. Class B common stock outstanding.

                         TABLE OF ADDITIONAL REGISTRANTS

                                                               I.R.S. EMPLOYEE
EXACT NAME OF REGISTRANT AS          JURISDICTION OF            IDENTIFICATION
SPECIFIED IN ITS CHARTER              INCORPORATION                 NUMBER

None.

                                     PART I

Item 1.    Business

GENERAL
Aetna Industries, Inc. ("Aetna") is a wholly-owned indirect subsidiary of MS Acquisition Corp. ("MS Acquisition") and is a wholly-owned direct subsidiary of Aetna Holdings, Inc. ("Aetna Holdings") and has two wholly-owned subsidiaries, Aetna Export Sales Corp. ("Export"), which does not have any significant independent operations, and Aetna Manufacturing Canada Ltd ("Aetna Canada"). MS Acquisition is a holding company that was formed for the sole purpose of purchasing Aetna and does not have any significant assets or liabilities, other than preferred stock, junior subordinated debentures and certain accruals. Aetna is a leading Tier I or direct supplier of high-quality modules, welded subassemblies and stampings used as original equipment components by original equipment manufacturers ("OEMs") in the North American automobile industry. Aetna's core products, which in 1997 represented over 85% of its net production sales, are complex, high value-added modules and welded subassemblies. With wide-bed press capabilities in excess of 150 inches, Aetna is one of a small group of independent suppliers capable of producing large bed-size stampings and assemblies. Aetna produces over 200 products that are used in the production of 52 different models (23 different platforms). 89% of Aetna's 1997 net production sales were derived from sales of products manufactured for the light truck sector (consisting of sport utility vehicles, mini-vans, utility vans and light pick-up trucks), which has recently experienced stronger growth than the passenger car sector. Aetna has been a direct supplier to Chrysler Corporation ("Chrysler") and General Motors Corporation ("GM") since 1941, with net production sales to these customers in 1997 accounting for 66% and 25%, respectively, of Aetna's and MS Acquisition's net production sales. Since 1991, Aetna has implemented new manufacturing and marketing practices that management believes have improved Aetna's manufacturing productivity and quality and have enhanced and expanded Aetna's customer relationships.

The OEM Supplier Industry

Management believes that Aetna is benefiting from certain industry-wide structural developments that are altering the competitive environment for parts suppliers to OEMs, including cost-driven purchasing by OEMs of integrated modules and subassemblies. Because of increasing global competition, OEMs have been upgrading their supplier policies, reducing the number of strategic suppliers that may bid for awards and outsourcing an increasing percentage of their production requirements. As required by Chrysler and GM, Aetna has obtained company-wide QS9000 certification by July 31, 1997 and December 31, 1997, respectively.

Strategic suppliers to OEMs for Chrysler and GM are invited to bid on the manufacture and assembly of specific products to be incorporated in both new and existing automotive platforms. If the model or platform already exists, the current supplier may be favored by the OEM because of the supplier's familiarity with the existing product as well as its existing investment in the manufacturing process and tooling. As a result, it is considered unusual for incumbent suppliers to be removed from existing contracts, particularly if they have consistently been able to deliver the existing products on time, within agreed quality levels and at competitive prices.

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

Business Strategy

Aetna has developed and is implementing a business strategy to enhance the effectiveness of its operating strengths, to respond to industry-wide structural developments in the OEM parts supplier industry and to increase sales and profitability. The Company's sales are separated into two distinct categories:
"net production sales" refers to its core business of stampings and welded modules and assemblies; "net sales" include production parts plus tooling and prototype sales. Key elements of Aetna's strategy with regards to its core business are as follows:

- FOCUS ON HIGH-GROWTH VEHICLE CATEGORIES. While Aetna's products are generally used on a diverse group of automotive platforms (23) and models
     (52), Aetna's sales and marketing efforts have been directed towards sectors of the automotive market that have experienced strong consumer demand and growth in sales. In 1997, 89% or $179.3 million of Aetna's and MS Acquisition's net production sales were derived from sales of products manufactured for sport utility vehicles, mini-vans, utility vans and light pick-up trucks, versus 87% or $173.1 million in 1996. 57% of Aetna's and MS Acquisition's net production sales in 1997 were derived from the sale of products manufactured for sport utility vehicles as compared to 57% in 1996.

- PRODUCTION OF MORE COMPLEX, HIGH VALUE-ADDED ASSEMBLIES. Aetna's business strategy includes seeking awards for complex, high value-added modules and welded subassemblies which typically generate higher dollar content per vehicle for Aetna than individual stampings. In 1997, modules and welded subassemblies accounted for approximately 85% of Aetna's and MS Acquisition's total net production sales, versus 96% in 1996. Structural changes within the automotive manufacturing industry have substantially increased the reliance of OEMs on purchasing integrated modules and subassemblies from independent suppliers such as Aetna. Management believes that this continuing shift will create new opportunities for Aetna to utilize its capability to produce large bed-size stampings and assemblies, along with its broad range of services, including process and design engineering capabilities and low-cost quality manufacturing. An example of a complex module with sophisticated engineering requirements is the rear underbody module for the new generation Chrysler Jeep Grand Cherokee due out in model year 1999.

- LOW-COST STRUCTURE. An integral part of Aetna's business strategy has been to achieve a low-cost structure by maximizing asset utilization, reducing manufacturing costs and rationalizing Aetna's component parts and services supplier base. In 1997, Aetna's adjusted net production sales per employee and per square foot of manufacturing space were $135,637 and $314, respectively. Aetna's average labor rate for hourly employees of approximately $15 per hour, inclusive of benefits, is substantially below the comparable average labor rate of approximately $40 per hour of its OEM customers. This low labor cost structure enables Aetna to provide its customers with a cost-effective source of modules and welded subassemblies and has enabled Aetna to participate in the OEMs' outsourcing of an increasing percentage of their component needs. Aetna has also benefited from steel purchasing arrangements with Chrysler and GM that allow Aetna to pass through price changes to these customers. As a result of these arrangements, the effect of changes in the cost of steel, which represented 35% of Aetna's and MS Acquisition's net production sales in 1997, has been substantially mitigated. Moreover, Aetna purchases certain component parts and services for its modules and subassemblies, which in 1997 represented approximately 16% of net production sales. Aetna believes that it will be able to achieve further cost reductions by implementing its strategy of reducing its component parts and services supplier base to those suppliers who are able to provide continuous quality improvement on a cost effective basis. Similar to the way Aetna's customers have achieved cost reductions by concentrating their purchases with larger, more cost-effective stamping suppliers, Aetna plans to implement a program concentrating purchases of small components (such as fasteners, small stampings, and weld supplies) and outside services (such as painting, plating and heat treating) with a select number of suppliers. In addition to pricing, these suppliers will be judged on overall quality, stocking policies and delivery capabilities, ability to communicate data electronically, and the ability to implement continuous cost reduction programs.

- AETNA PRODUCTION SYSTEM. Aetna has implemented the "Aetna Production System", a production process which is based upon the "Total Elimination of Waste" manufacturing philosophy. Aetna's manufacturing processes have been realigned to streamline work flow, achieve flexibility, promote quality and lower manufacturing costs. Aetna has developed a cellular manufacturing strategy by producing and assembling in a single location all of the stampings that comprise a module or subassembly. As a result of Aetna's commitment to quality and its investment in quality assurance education and control systems, none of Aetna's products has been subject to a recall. All of Aetna's manufacturing facilities have achieved QS 9000 certification, the standard recently adopted by AIAG (the "Automotive Industry Action Group"). Chrysler and GM announced that beginning July 31, 1997 and December 31, 1997, respectively, they would allow only Tier I suppliers with QS 9000 certification to bid on new manufacturing business. As required by Chrysler and GM, Aetna obtained company-wide QS9000 certification by July 31, 1997 and December 31, 1997, respectively.

Products

Aetna manufactures, assembles and assists in the design of its core products which consist of a broad range of complex, high value-added modules and welded subassemblies, including floor pans and ladders, radiator supports, frame extensions, bumpers and crossmembers. In recent years, Aetna has focused on producing modules and welded subassemblies as OEMs have increasingly relied on outside suppliers of these components in order to contain rising labor and production costs. 85% of Aetna's and MS Acquisition's 1997 net production sales, compared to 96% in 1996, were generated by complex, high value-added modules and welded subassemblies. Aetna produces over 200 products on 23 different platforms (52 different models) in its nine plants at five manufacturing locations. 89% of Aetna's and MS Acquisition's 1997 net production sales were derived from products manufactured for sport utility vehicles, mini-vans, utility vans and light pick-up trucks, showing an increase from the 87% in 1996.

Aetna's multiple press lines and flexible manufacturing capacity enable it to produce a broad array of products, including smaller stampings, such as oil pans, wheel retainers and headlight brackets, and intermediate-sized stampings, such as crossmembers, rails, heat shields, wheelhouses and door hinge pillars. Aetna's wide-bed presses (i.e., over 150 inches) make it one of approximately six independent suppliers capable of producing large bed-size stampings and assemblies. Aetna also has some roll-forming production capabilities which are utilized in conjunction with the manufacture of complete modules and subassemblies.

Customers

Management believes that Aetna's long-standing industry relationships are based on its reputation for low cost, quality products and on-time service. Aetna's primary customers are Chrysler and GM, which accounted for approximately 66% and 25% of 1997 net production sales, respectively. Aetna has been a direct supplier to GM and Chrysler since 1941, and Aetna has long-standing relationships with buying and engineering personnel at both companies. For both Chrysler and GM, Aetna has been designated a "strategic supplier" for stamping and assembly work, as part of a limited group of preferred suppliers invited to bid for platform work. Aetna has been producing the rear floor pan module for the Jeep Grand Cherokee underbody since the model's introduction in 1992, and produces modules and subassemblies for Chrysler's standard Jeep Cherokee and other vehicles. More recently, Aetna was also awarded the rear floor pan module for the new generation Jeep Grand Cherokee due out in model year 1999. Aetna is also one of GM's strategic stamping suppliers, and produces modules, subassemblies and details for GM's passenger car, mini-van and light truck platforms.

Sales and Marketing

Aetna's marketing efforts are currently concentrated on the light truck sector (consisting of sport utility vehicles, mini-vans, utility vans and light pick-up trucks), one of the fastest growing sectors in vehicle sales. Aetna's and MS Acquisition's combined net production sales of products used in the light truck sector increased from $173.4 million in 1996 to $179.8 million in 1997.

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

Manufacturing

Aetna has supported its "Total Elimination of Waste" philosophy by instituting the "Aetna Production System", a closed loop production planning methodology based on QS 9000 quality standards, and by realigning its manufacturing processes in order to monitor more effectively and control labor and overhead costs and to ensure the maximum utilization of production resources. In addition, Aetna has introduced a cellular manufacturing strategy which has consisted of consolidating all detailed stampings that comprise a module or subassembly into a single production location. For example, Aetna relocated its roll-forming equipment from separate locations, allowing Aetna to increase its production capacity while reducing production space. Aetna believes these changes in its production system have improved scheduling flexibility, lowered inventory carrying costs, increased the utilization of manufacturing floor space, improved scheduling efficiencies and productivity and reduced fixed costs and product costs. Three key programs have been instituted as part of the Aetna Production System:

- JUST-IN-TIME MANUFACTURING. Aetna has a progressive production strategy based on a just-in-time ("Just-in-Time" or "JIT") manufacturing process specifically designed to promote efficient production and eliminate various unnecessary costs. Just-in-Time manufacturing is characterized by flexible work center scheduling as well as vendor scheduling, quality "in place" as opposed to inspection of vendor deliveries and reduced work queues and inventory levels. These productivity improvements in the manufacturing process have helped lower indirect labor costs associated with setup time.

- CERTIFIED QUALITY STANDARDS. As a result of Aetna's commitment to quality and its investment in quality assurance education and control systems, none of Aetna's products has been subject to a recall. All of Aetna's manufacturing facilities have achieved the QS 9000 certification, the standard recently adopted by the AIAG. As required by Chrysler and GM, Aetna had obtained company-wide QS9000 certification by July 31, 1997 and December 31, 1997, respectively.

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

Suppliers and Raw Materials

Since 1994, Aetna has participated in Chrysler's "Extended Enterprise" program, a collaborative program undertaken by Chrysler with its Tier I suppliers designed to promote, between such Tier I suppliers and their respective Tier II suppliers, production and sales practices which are comparable to those required by Chrysler of its Tier I suppliers. As a result, Aetna continues to rationalize its component parts and services supplier base. Aetna believes that it will be able to maintain and achieve further cost reduction by continuing its strategy of reducing its supplier base to those suppliers who are able to provide continuous quality improvement on a cost-effective basis.

Aetna's principal raw material is steel, which represented 35% of Aetna's and MS Acquisition's net production sales in 1997. Aetna's purchasing department typically buys approximately 15,000 tons per month of flat-rolled steel. Steel coil purchases include quantities of hot-rolled, cold-rolled, high strength galvanized, aluminized and stainless, depending upon production requirements.

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

Competition

Aetna currently competes for large-scale production work with a limited group of approximately five independent suppliers that have the physical assets and technical skills to produce large bed-size stampings and assemblies. Competitors with wide bed-size presses (i.e., over 150 inches) and substantial technical resources include The Budd Company, Oxford Automotive, Magna International Inc., Active Tool & Manufacturing Co., Inc. and Mayflower, plc. Moreover, Aetna believes that the high fixed asset and set-up costs associated with production of large-sized metal stamping and subassemblies are likely to limit the number of OEM parts suppliers entering the large-scale stampings market.

Employees

As of December 28, 1997, Aetna's workforce included 1,483 employees of which 291 were salaried workers and 1,192 were hourly paid employees. Aetna believes that relations with its employees are good. Aetna's hourly employees are covered by six collective bargaining agreements with two locals of the United Auto Workers (the "UAW"). Of the six collective bargaining agreements, two will expire within one year and are thus subject to re-negotiation at the option of Aetna or the UAW. The collective bargaining agreement covering 40 hourly employees of Aetna's PJ division expired on February 9, 1998 and was successfully re-negotiated to expire on February 9, 1999.

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

Aetna believes that it is in material compliance with applicable federal, state and local environmental laws and regulations. Compliance with these laws and regulations has not in the past had any material adverse effect on Aetna's financial condition or results of operations, however, the effect of such compliance in the future cannot be determined.

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

Item 2.    Properties

Aetna and MS Acquisition are headquartered in Centerline, Michigan, a suburb of Detroit. Aetna currently owns or leases a total of approximately seventeen properties, including four parcels of land housing its blanking, stamping, roll-forming and assembly operations, as well as its warehousing and shipping functions and administrative offices for various functional departments. All but one of Aetna's manufacturing facilities are located within one mile of its headquarters, while the remaining manufacturing facility and the product development center are located within eight miles of its headquarters. Aetna continually seeks to reduce its costs and increase the efficiency of its operations through maximizing utilization of its facilities. Management believes that its facilities and equipment are in good condition and are adequate for present and anticipated future operations.


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


Item 4.    Submission of Matters to a Vote of Security Holders

None.


                                    PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholders
           Matters

There is no established trading market for the common stock of Aetna or MS Acquisition.

As of December 28, 1997, Aetna Holdings was the only holder of the common stock of Aetna. Aetna Holdings in turn is a wholly-owned subsidiary of MS Acquisition, a privately owned company, the capital stock of which is held by Citicorp Venture Capital, Ltd. ("CVC"), members of management and other private investors. There have been no dividends declared on the stock.

Item 6.    Selected Financial Data

The following table sets forth selected historical financial data of Aetna and MS Acquisition for the five years ended December 28, 1997.


                                    AETNA   MS ACQUISITION    AETNA   MS ACQUISITION       AETNA AND MS ACQUISITION
                                    -----   --------------    -----   --------------     -------------------------------
                                                                 FISCAL YEAR
                                    ------------------------------------------------------------------------------------
                                    1997         1997         1996         1996         1995        1994         1993

STATEMENT OF OPERATIONS DATA
Net sales                        $ 205,741    $ 205,741    $ 211,462    $ 211,462    $ 211,905    $ 204,850    $ 162,908
Cost of sales                      181,336      181,336      180,998      180,998      183,542      172,428      139,499
Gross profit                        24,405       24,405       30,464       30,464       28,363       32,422       23,409
Selling, general and
 administrative expenses            17,602       17,615       15,644       15,650       13,331       12,898       12,544
Operating profit                     6,803        6,790       14,820       14,814       15,032       19,524       10,864
Interest expense, net               10,263       11,148        9,022        9,406        8,579        8,929        9,020
Income (loss) before effect of
 accounting changes and
 extraordinary item(a)              (2,361)      (2,974)       3,693        3,436        4,576        6,595          915
Net income (loss)                   (2,361)      (2,974)       2,540        2,283        4,576        6,595       (3,856)
OTHER FINANCIAL DATA
Depreciation and
 amortization                        9,917        9,917        7,965        7,965        6,579        6,150        6,009
Capital expenditures                10,725       10,725        7,023        7,023       10,103        6,125        3,474
Cash flows from operating
 activities                         (4,207)      (5,151)       1,893        1,893       14,564       22,040       13,156
Cash flows from investing
 activities                        (10,603)     (10,603)      (6,447)      (6,447)     (10,252)      (6,454)      (4,337)
Cash flows from financing
 activities                         10,822       11,766        8,274        8,274       (4,184)     (15,433)      (9,401)
Ratio of earnings to fixed
 charges (b)                          --           --            1.5          1.5          1.7          2.1          1.2

                                                         AETNA AND MS ACQUISITION
                                                              FISCAL YEAR END
                                        ------------------------------------------------------
                                        1997          1996        1995        1994        1993
BALANCE SHEET DATA- AETNA
Total assets                         $ 143,069    $ 129,058    $ 118,242   $ 113,331   $ 109,587
Long-term debt                          85,000       85,000       57,741      57,744      69,238
Stockholder's equity (deficit)          (5,886)      (1,140)       7,402       2,827      (3,768)

BALANCE SHEET DATA- MS ACQUISITION
Total assets                         $ 142,843    $ 128,418    $ 118,242   $ 113,331   $ 109,587
Long-term debt                          85,000       85,000       57,741      57,744      69,238
Stockholders' equity (deficit)         (27,569)     (23,245)       4,994         728      (5,597)


(a) Effective December 28, 1992, Aetna and MS Acquisition adopted SFAS No. 109, "Accounting for Income Taxes", which resulted in a one-time, non-cash, after tax charge of $4,771. During the third quarter of 1996, Aetna and MS Acquisition prepaid existing subordinated debt resulting in an after-tax charge of $1,153.

(b) For purposes of the ratio of earnings to fixed charges, (i) earnings include earnings before income taxes, the effect of changes in accounting and fixed charges and (ii) fixed charges include interest on all indebtedness, amortization of deferred financing costs and the portion of rental expense (one-third) that Aetna and MS Acquisition believe to be representative of interest. Aetna's and MS Acquisition earnings were insufficient to cover fixed charges by $3.5 million and $4.4 million, respectively for the year ended December 28, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Aetna is a wholly-owned indirect subsidiary of MS Acquisition and is a wholly-owned, direct subsidiary of Aetna Holdings and has two wholly-owned subsidiaries, Export and Aetna Canada. MS Acquisition is a holding company that was formed for the sole purpose of purchasing Aetna and does not have any significant operations, other than its investment in its subsidiaries, assets or liabilities, other than preferred stock, junior subordinated debentures and certain accruals. Aetna is a leading Tier I supplier of high-quality modules, welded subassemblies and stampings used as original equipment components by OEMs in the production of sport utility vehicles, mini-vans, utility vans, light pick-up trucks and passenger cars. Aetna's core products include complex, high value-added modules and welded subassemblies, such as rear floor pan modules that form a section of a vehicle underbody, and individual stampings, such as oil pans, wheel retainers, headlight brackets, crossmembers, rails, heat shields and door hinge pillars. Aetna's manufacturing processes include roll forming, blanking and stamping and, since 1991, Aetna has implemented new manufacturing processes including a cellular manufacturing strategy that has increased production capacity and labor efficiency. Aetna regularly pursues and receives long-term OEM factory assist jobs, producing components of existing vehicle models previously made by an OEM in-house. OEM factory assist jobs can be the result of (i) short term production requirements prior to or during model change-overs which allow the OEMs to retool their plants, (ii) cost reduction initiatives resulting in increased outsourcing by OEMs or (iii) capacity constraints after the introduction of a new platform. Aetna also participates with its OEM customers in process engineering activities.

On August 13, 1996, Aetna issued $85 million of 11-7/8% Senior Notes due 2006 (the "Notes"). The proceeds of this issuance were used to (a) repay all of the outstanding indebtedness, accrued interest and prepayment penalties of Aetna (b) to fund $11.1 million payable to former stockholders of MS Acquisition in connection with a recapitalization of MS Acquisition, (c) to pay approximately $651,000 to terminate certain outstanding employee options, (d) to pay fees and expenses of approximately $5 million in connection with the foregoing recapitalization and financing transactions, (e) to pay approximately $570,000 of bonuses and accrued compensation to certain directors and officers of Aetna,
(f) to pay $250,000 in accrued management fees and (g) for general corporate purposes.

Results of Operations

The following table sets forth, for the periods indicated, Aetna's and MS Acquisition's statement of operations expressed as a percentage of net sales. This table and subsequent discussions should be read in conjunction with the consolidated financial statements and related notes thereto of Aetna and MS Acquisition.

                                                                                                      AETNA AND MS
                                      AETNA      MS ACQUISITION     AETNA        MS ACQUISITION        ACQUISITION
                                      1997            1997          1996              1996                1995

Net sales                             100.0%         100.0%         100.0%            100.0%              100.0%
Cost of sales                          88.1           88.1           85.6              85.6                86.6
Gross profit                           11.9           11.9           14.4              14.4                13.4
Selling, general &
  administrative expenses               8.6            8.6            7.4               7.4                 6.3
Operating profit                        3.3            3.3            7.0               7.0                 7.1
Interest expense                        5.0            5.4            4.3               4.4                 4.0
Income (loss) before income taxes
  and extraordinary item               (1.7)          (2.1)           2.7               2.6                 3.1
Income tax provision (credit)          (0.5)          (0.7)           1.0               1.0                 0.9
Extraordinary item                                                    0.5               0.5
Net income (loss)                      (1.2)          (1.4)%          1.2%              1.1%                2.2%

TWELVE MONTHS ENDED DECEMBER 28, 1997 COMPARED TO TWELVE MONTHS ENDED DECEMBER 29, 1996

NET SALES: Net sales for Aetna and MS Acquisition for the twelve months ended December 28, 1997 were $205.7 million, down slightly from net sales of $211.5 million for the same period in 1996. Production sales increased $1.8 million while tooling sales decreased $7.5 million. The increase in production sales was principally due to increased Chrysler mini-van sales and factory assist work. Partially offsetting this increase was the planned phase out of two programs in 1996: a cargo van floor pan and side rail assemblies and a small truck door beam program during the second quarter of 1996. Tooling sales in 1996 were favorably impacted by prototypes and tooling for Jeep Grand Cherokee work.

GROSS PROFIT: Aetna's and MS Acquisition's gross profit was $24.4 million or 11.9% of net sales, for the twelve months ended December 28, 1997, compared to $30.5 million or 14.4% of net sales, for the twelve months ended December 29, 1996. The decrease in gross profit from the prior year was due to inefficiencies related to short-term factory assist work.

SELLING GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: For the twelve months ended December 28, 1997, Aetna's and MS Acquisition's SG&A expenses were $17.6 million, or 8.6% of sales, compared to $15.6 million, or 7.4% of net sales, for the same period in 1996. As a percentage of sales, the increase was due to additional engineering and quality assurance staff in support of new platforms.

INTEREST EXPENSE: Aetna's interest expense for the twelve months ended December 28, 1997 was $10.3 million, or 5.0% of net sales, compared to $9.0 million, or 4.3% of net sales, for the twelve months ended December 29, 1996. MS Acquisition also had additional interest expense of $0.9 million, or 0.4% of net sales which is attributed to the 11% junior subordinated debentures of Aetna Holdings due 2007 (the "Junior Subordinated Debentures"). The increase in both Aetna's and MS Acquisition's interest expense is attributable to increased levels of debt outstanding in 1997 as compared to the prior year.

INCOME TAXES: The credits for income taxes for Aetna and MS Acquisition for the twelve months ended December 28, 1997 were $1.1 million and $1.4 million, respectively, with effective rates of 31.8%, as compared to provisions of $2.1 million and $2.0 million, for Aetna and MS Acquisition, respectively, with effective tax rates of 36.3% in the same period of the prior year. The effective tax rates in both periods and for both Aetna and MS Acquisition differed from the statutory rate due principally to the effect of non-deductible amortization of cost in excess of assets acquired. In addition, the prior year effective tax rates include research and development tax credits.

EXTRAORDINARY ITEM: During the third quarter of 1996, Aetna and MS Acquisition prepaid the existing subordinated debt. The resulting prepayment penalty has been shown as an extraordinary item in the accompanying statement of operations.


TWELVE MONTHS ENDED DECEMBER 29, 1996 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1995

NET SALES: Net sales for Aetna and MS Acquisition for the twelve months ended December 29, 1996 were $211.5 million, down slightly from net sales of $211.9 million for the same period in 1995. Production sales decreased $8.0 million while tooling sales increased $7.6 million. The decrease in production sales was principally due to the planned successful completion of a factory assist job which ran for 16 months from early 1994 to mid-1995. Partially offsetting this decrease was an increase of 10.8% in net sales to Chrysler (excluding factory assist work). Net sales to GM decreased 12% in 1996 compared to 1995 as a result of the planned phase out of the cargo van program offset by higher sales on two new passenger car platforms. The decrease in total sales was also offset by two factory assist jobs awarded in the fourth quarter of 1996.

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

SELLING GENERAL AND ADMINISTRATIVE EXPENSES: For the twelve months ended December 29, 1996, Aetna's and MS Acquisition's SG&A expenses were $15.6 million, or 7.4% of net sales, up 17.3% from $13.3 million, or 6.3% of net sales, for the same period of the prior year. SG&A expenses were negatively impacted by $0.6 million of non-recurring costs associated with the issuance of $85.0 million in Senior Notes and other related costs, $0.4 million of bad debt expense and additional engineering expenses of $1.2 million to support new platform awards.

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

INCOME TAXES: The provision for income taxes for Aetna and MS Acquisition for the twelve months ended December 29, 1996 were $2.1 million and $2.0 million, respectively, with effective rates of 36.3% and 36.5%, respectively, as compared to tax provisions of 1.9 million for Aetna and MS Acquisition with effective tax rates of (29.0%) in the same period of the prior year. The prior year effective tax rate was lower than the statutory rate primarily as a result of the effect of the graduated rates on the deferred tax balances and the reversal of reserves no longer required, offset by the impact of non-deductible amortization of cost in excess of assets acquired. The current year effective tax rate primarily reflects the impact of non-deductible amortization of cost in excess of assets acquired.

EXTRAORDINARY ITEM: During the third quarter of 1996, Aetna and MS Acquisition prepaid the existing subordinated debt. The resulting prepayment penalty has been shown as an extraordinary item in the accompanying statement of operations.

LIQUIDITY AND CAPITAL RESOURCES
Aetna's principal capital requirements are to fund working capital needs, to meet required debt payments and to complete planned maintenance and expansion expenditures. At December 28, 1997, Aetna had $20.2 million available under its Credit Agreement dated as of May 2, 1996 among Aetna, MS Acquisition, Aetna Holdings, Export and NBD Bank, as amended (the "Senior Revolving Credit Facility"). Management currently anticipates that operating cash flow, together with available borrowings under the Senior Revolving Credit Facility, will be sufficient to meet working capital requirements, capital expenditure requirements, and interest requirements on its debt obligations through June 30, 1999 the current term of the Senior Revolving Credit Facility. During 1998, the Company anticipates securing an additional $20.0 million to its existing revolving credit facility to support Saturn tooling expenditure requirements.

Net cash flow used for operations for Aetna and MS Acquisition aggregated $4.2 million and $5.2 million, respectively, for the twelve months ended December 28, 1997 as compared to net cash provided by operations of $1.9 million for the same period in the prior year. The decrease for 1997 as compared to 1996 was attributable to a decrease in net income and an increase in tooling inventory for new Mitsubishi and Saturn platforms as well as the new Jeep Grand Cherokee ("WJ") prototypes at December 28, 1997. The decrease was partially offset by an increase in accounts payable due to the construction of Plant 10 which will be used in the production of the (WJ).

Aetna's and MS Acquisition's net cash flow from investing activities consisted principally of capital expenditures of $10.7 million for the twelve months ended December 28, 1997 as compared to $7.0 million for the same period in the prior year. Major capital projects for 1997 were the completion of Plant 10 and the renovation of Plant 7 which will be used to stamp the majority of the new Saturn Innovate. Major capital projects during 1996 included construction of a new facility for $2.9 million, the completion of the rear suspension weld assembly line for approximately $0.8 million, die tables installed in Plant 2 of $0.5 million, automation of the mini-van production line for $0.2 million and various other additions and improvements aggregating $2.6 million.

Net cash flows used by Aetna and MS Acquisition for financing activities totaled $10.8 million and $11.8 million, respectively, for the twelve months ended December 28, 1997 as compared $8.3 million for the same period in 1996. Cash provided by financing activities in 1997 consisted primarily of increases in the Senior Revolving Credit Facility. Cash flows in 1996 represent principally the net cash outflows for the repayment of long-term debt of $49.2 million and dividends of $11.1 million, offset by the proceeds of the issuance of Notes aggregating $85.0 million.

To the extent dividends to Aetna Holdings, which fund cash interest payments on the Junior Subordinated, Debentures and cash payments on the unfunded contractual obligations to former option holders, are permitted under the Indenture dated as of August 1, 1996 among Aetna, MS Acquisition, Aetna Holdings, Export and Norwest Bank of Minnesota National Association, as trustee, pursuant to which the Notes were issued (the "Indenture") and the Senior Revolving Credit Facility, interest on the Junior Subordinated Debentures and the contractual obligations will be funded by cash dividends by Aetna to Aetna Holdings. Such dividends would be approximately $1.0 million annually. Additionally, up to $2.5 million in aggregate principal amount of the Junior Subordinated Debentures will be required to be redeemed by Aetna Holdings from time to time to the extent dividends to Aetna Holdings are permitted to be paid under the Indenture and the Senior Revolving Credit Facility. The Indenture relative to the Notes restricts the ability for Aetna or Export to make distributions to MS Acquisition or Aetna Holdings. Such distributions are not permitted if (i) Aetna is in default under the Indenture, (ii) Aetna is not permitted to incur additional indebtedness as set forth in the Indenture, or
(iii) the
aggregated amount of the distributions (including the proposed distribution) made subsequent to August 13, 1996 exceed the sum of 50% of the cumulative consolidated net income (or if cumulative consolidated net income is a loss, minus 100% of such loss) of Aetna earned subsequent to August 13, 1996 plus 100% of any aggregate net cash proceeds received subsequent to August 13, 1996 relating to any sale of Aetna's capital stock. In 1997, Aetna declared dividends to Aetna Holdings which then paid $2.4 million of cash in pre-payments of principal on these debentures and obligations on behalf of Aetna Holdings.

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

Year 2000
Aetna has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is developing a plan to resolve the issue. Aetna believes that, by modifying existing software and obtaining new releases of licensed software, the Year 2000 problem can be resolved without significant operational difficulties. The financial impact is not anticipated to be material to the results of operations, financial position or cash flows or Aetna or MS Acquisition.

Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

In December 1995, the Private Securities Litigation Reform Act of 1995 (the "Act") was enacted. The Act contains amendments to the Securities Act of 1933 and the Securities Exchange Act of 1934 which provide protection from liability in private lawsuits for "forward-looking" statements made by persons specified in the Act. Aetna and MS Acquisition desire to take advantage of the "safe harbor" provisions of the Act.

Aetna and MS Acquisition wish to caution readers that with the exception of historical matters, the matters discussed in this Annual Report are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to the highly competitive nature of the automotive supplier industry and its sensitivity to changes in general economic conditions, the results of financing efforts and other factors discussed in Aetna's and MS Acquisition's filings with the Securities and Exchange Commission. Such factors could affect Aetna's and MS Acquisition's actual results and could cause their actual results during 1998 and beyond to differ materially from those represented in any forward-looking statement made by or on behalf of Aetna or MS Acquisition.

Item 7A.   Disclosure of Quantitative and Qualitative Information About Market
           Risks

Not applicable.


Item 8.    Financial Statements

The consolidated financial statements (together with independent accountants' report) of Aetna and MS Acquisition are included on pages F-2 through F-30 of this report on Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.



                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

The following table sets forth certain information and ages as of March 1, 1998 for each of the directors and executive officers of Aetna and MS Acquisition. Each individual serves in the same capacities with Aetna, MS Acquisition and Aetna Holdings. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was or is to be selected.

 NAME AND AGE               POSITION WITH AETNA AND MS ACQUISITION

 Ueli Spring, 47            Director, President and Chief Executive Officer
 Harold Brown, 48           Director, Chief Financial Officer, Vice President,
                            Finance and Secretary
 Gary Easterly, 49          Executive Vice President and Chief Operating Officer
 Daniel Pierce, 55          Vice President, Human Resources
 Edward Lawson, 43          Vice President, Quality Assurance
 David Thal, 39             Vice President, Product Development
 Ralph Bredenbeck, 57       Vice President, Tool and Assembly
 Richard Chatterton, 66     Vice President, Manufacturing
 Michael Delaney, 43        Director
 David Howe, 33             Director
 Richard Puricelli, 60      Director

The Board of Directors of Aetna, Aetna Holdings and MS Acquisition each consists of five directors who serve until the next annual meeting of stockholders or until a successor is duly elected. Executive officers of Aetna, Aetna Holdings and MS Acquisition serve at the discretion of the Board of Directors.

The Board of Directors of Export consists of four directors who serve until the next annual meeting of stockholders or until a successor is duly elected. The current directors of Export are David Howe, Harold Brown, Graham Dunn, age 50, and Edward Rogers, age 38. They have been directors of Export since August 13, 1996, August 13, 1996, March 9, 1993 and August 15, 1991, respectively. Mr. Howe is the President of Export. Mr. Brown is Treasurer and Secretary of Export. Each of Mr. Dunn and Mr. Rogers serves as an Assistant Secretary of Export. Executive Officers of Export serve at the discretion of its Board of Directors.

Mr. Ueli Spring has served as Chief Executive Officer and President of Aetna since 1994. From 1990 to 1994, Mr. Spring served as Executive Vice President and Chief Operating Officer of Aetna. Mr. Spring has been a director of Aetna since September 1990. From 1986 to 1987, he served as President of the Cosma International Group of Magna International Inc. ("Magna") and then served as Chief Operating Officer of the group from 1987 to 1990. From 1984 to 1986, he served as Director of Manufacturing with Magna. In 1972, Mr. Spring joined the Oetiker operations and later became Vice President from 1980 to 1984. Mr. Spring received his degree in Tool & Die Engineering from the University Ticinese di Trevano, Switzerland.

Mr. Harold Brown has served as Vice President of Finance of Aetna since joining Aetna in 1992. Mr. Brown has been a director of Aetna since August 1996. From 1990 to 1992, he was Controller in charge of U.S. operations at AVX Kyocera Corp. From 1985 to 1989, Mr. Brown served as Vice President of Finance at APV Baker Perkins plc after serving as Manager of Financial Analysis from 1982 to 1985. From 1977 to 1982, Mr. Brown held various planning, marketing and sales positions with Cooper Industries Inc. Mr. Brown received an AB in Economics from the University of North Carolina and an MBA from Duke University. From 1972 to 1975, he served as a Lieutenant, Supply Corps in the United States Naval Reserve.

Mr. Gary Easterly has served as Executive Vice President and Chief Operating Officer of Aetna since March 1997. He served as Vice President of Manufacturing of Aetna from 1988 to 1997 and has been employed by Aetna since 1987. From 1966 to 1987, Mr. Easterly served as Director of Quality Assurance, Quality Engineering and Production Superintendent for GM's Buick Motor Division. Mr. Easterly received a BS degree in Industrial Engineering from GMI Institute and an MA degree in Administration from Central Michigan University.

Mr. Daniel Pierce has served as Vice President of Human Resources of Aetna since 1987 and has been employed by Aetna since 1973. From 1968 to 1973, Mr. Pierce was Employee Relations Manager at the Demco Division of Indianhead Corp. Mr. Pierce holds an MA degree in Industrial Relations from the University of Michigan.

Mr. Edward Lawson has served as Vice President of Quality Assurance of Aetna since 1989 and has been employed by Aetna since 1986. From 1980 to 1985, Mr. Lawson was Director of Quality Assurance at Regal Stamping Co. He received a BS degree in Mechanical Engineering from Mid-Warwickshire College in England.

Mr. David Thal has served as Vice President of Product Development of Aetna since 1995. From 1993 to 1995, Mr. Thal served as Project Manager of Aetna's Production System and has been employed by Aetna since 1980 serving as Sherwood Plant Manager, Quality Assurance Manager, Manufacturing Project Engineer, Engineering Manager and Sales Manager. Mr. Thal received a BGS degree in Psychology and Computer Science from the University of Michigan.

Mr. Ralph Bredenbeck has served as Vice President of Tool and Assembly Engineering of Aetna since 1995. From 1989 to 1995, Mr. Bredenbeck served as Chief Die Engineer of Aetna. Before joining Aetna, Mr. Bredenbeck served in various positions at Spartanburg Steel Products Inc. (formerly, Firestone Steel Products Inc.) from 1967 to 1989, including Director of Engineering and Manager of Production Engineering. Mr. Bredenbeck received a BS degree in Mechanical Engineering from Ohio University and is a registered Professional Engineer.

Mr. Richard Chatterton has served as Vice President of Manufacturing of Aetna since May of 1997. Mr. Chatterton was Vice-President of Operations for FKI PLC, from 1993 to 1997. His career has spanned 45 years in various manufacturing positions including Manufacturing Director of Automobile Assembly Plants for AMC/Jeep Corp. and President of BJC joint venture between Beijing Auto-Works China and Jeep Corporation. Mr. Chatterton has a BS degree in Mechanical Engineering from Milwaukee School of Engineering and a MBA from the University of Chicago and is also a registered Tool and Die Maker.

Mr. Michael Delaney has been a director of Aetna and MS Acquisition since August 1993. Since 1989, Mr. Delaney has been a Vice President of CVC. From 1986 through 1989 he was Vice President of Citicorp Mergers and Acquisitions. Mr. Delaney serves on the board of directors of Delco Remy International, Inc., JAC Holdings, Sybron Chemicals, Inc., Palomar Technologies, Inc., Farm Fresh Inc., AmeriSource Health Corporation, GVC Holdings, Cort Business Services, Inc., Enterprise Media Inc., FF Holdings Corporation, SC Processing, Inc. and Triumph Holdings, Inc. Mr. Delaney is a graduate of Penn State University and The Wharton School.

Mr. David Howe has been a director of Aetna and MS Acquisition since August 1993. Since 1993, Mr. Howe has been an investment professional with CVC. From 1990 through 1993 he was employed at Butler Capital Corp. as an investment professional. He serves on the board of directors of Copes-Vulcan Inc., Cable Systems International Inc., Sinter Metals Inc., Milk Specialties Company, America-Italian Pasta Company and Brake-Pro Inc. He also represents Citicorp at the board of directors of Del Monte Foods Company. Mr. Howe is a graduate of Harvard College and Harvard Business School.

Mr. Richard Puricelli has been a director of Aetna since January 1998. Since March, 1997, Mr. Puricelli has been Chairman of JAC Products. He joined JAC Products in 1995 as an outside director. Prior to joining JAC Products, Mr. Puricelli served as President of Modern Engineering from 1995 through 1997. He also serves on the board of directors of IKS Corporation. Mr. Puricelli is a graduate of St. Louis University and Washington University.

Mr. Graham Dunn currently serves as an Assistant Secretary and a director of Export. Mr. Dunn has been an Administration Manager and Financial Controller of Trident Trust Company (V.I.) Ltd. since July 1992. Prior to joining Trident Trust Company, Mr. Dunn was self-employed.

Mr. Edward Rogers currently serves as an Assistant Secretary and a director of Export. Mr. Rogers has been a Manager and Vice President of Trident Trust Company (V.I.) Ltd. Since August 1991. Prior to joining Trident Trust Company, Mr. Rogers was employed as an offshore company trust administrator in the Isle-of-Man.

Item 11. Executive Compensation

DIRECTOR COMPENSATION
Directors do not receive compensation other than reimbursement of expenses for attending meetings of the Board of Directors or committee meetings.

The table below shows information concerning cash and noncash compensation for Aetna and MS Acquisition's Chief Executive Officer and their four most highly compensated executive officers (other than the Chief Executive Officer) in office on December 28, 1997 (collectively, the "Named Executive Officers") for each of the last three fiscal years.

                             AETNA INDUSTRIES, INC.
                              MS ACQUISITION CORP.

                           SUMMARY COMPENSATION TABLE

                                                                               LONG TERM COMPENSATION
                                                                               ----------------------
                                           ANNUAL COMPENSATION                           AWARDS                PAYOUTS
                                           -------------------                           ------                -------
                                                                                 RESTRICTED    SECURITIES     LONG-TERM
      NAME AND                                                      OTHER ANNUAL   STOCK       UNDERLYING     INCENTIVE  ALL OTHER
      PRINCIPAL                         SALARY           BONUS      COMPENSATION   AWARDS      OPTIONS/SARSPLAN PAYOUTS    COMP
      POSITION            YEAR           ($)              ($)            ($)       ($)           (#)(1)            ($)      ($)

Ueli Spring,              1997         $225,002         $135,000         $         $              $                $      $
President and             1996          225,976          274,000           -         -              -                -       -
Chief Executive           1995          222,117          200,000           -         -              -                -       -
 Officer

Harold Brown,             1997          133,147           32,000
VP Finance                1996          113,355          169,000           -         -              -                -       -
Chief Financial           1995          104,755           65,000           -         -              -                -       -
Officer

Gary Easterly,            1997          125,276           35,000
Chief  Operating          1996          108,411           92,800           -         -              -                -       -
Officer                   1995          100,172           65,000           -         -              -                -       -

Daniel Pierce,            1997          114,669           24,000
VP Human                  1996           95,526           25,200           -         -              -                -       -
Resources                 1995           87,735           40,000           -         -              -                -       -

David Thal,               1997          110,776           24,000
VP Product                1996           90,235           25,200           -         -              -                -       -
Engineering               1995           72,402           40,000           -         -              -                -       -

(1)      Shares of Class A Common Stock of MS Acquisition.


BONUS PROGRAM
Aetna maintains a Quality Assurance Bonus Program under which Production Managers and Plant Floor Managers are eligible to receive an annual bonus of up to $20,000 each (the "Maximum Amount"). Pursuant to this program, each manager will receive a bonus in the Maximum Amount in respect of services rendered in any year in which no Qualified Customer Complaint is made with respect to his or her unit. A "Qualified Customer Complaint" is a customer complaint that has been reviewed, and found to be accurate by Aetna's Vice President of Quality Assurance with respect to the quality of any product manufactured by such manager's production unit. The bonus amount that each manager is eligible to receive in any year will be reduced by $5,000 for each Qualified Customer Complaint made with respect to his or her unit.

In addition to the Quality Assurance Bonus Program, Aetna annually awards discretionary bonuses to members of its management and certain of its salaried employees. Such bonuses, which are typically paid in February of each year in respect of services rendered by recipients during the preceding year, are awarded based on a variety of factors, including individual and Aetna / MS Acquisition performance.

STOCK OPTION PLAN
Executive officers, directors, employees and other key persons are eligible to participate in the MS Acquisition Corp. Executive Stock Option Plan (the "Plan"). Options granted under the Plan may be either incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options. Options to purchase an aggregate of 110,000 shares of Class A Common Stock, par value $.01 per share, of MS Acquisition Corp. (the "Class A Common Stock") may be issued under the Plan. The Plan is administered by a committee (the "Option Committee") of not less than three directors appointed by the Board of Directors of MS Acquisition.

All options granted under the Plan are granted pursuant to individual stock option agreements executed by MS Acquisition and each option recipient. In general, options granted under the Plan are exercisable in such installments (which need not be equal) and at such times as are designated by the Option Committee, but in no event may the term of the option exceed the tenth anniversary of the date on which the option was granted. No option may be granted under the Plan after the tenth anniversary of the effective date of the Plan, March 3, 1989.

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

OPTION GRANTS IN THE LAST FISCAL YEAR
On August 13, 1996, certain employees were granted options under the Plan to purchase shares of Common Stock that in the aggregate represent up to 10% of the total number of shares of Common Stock, on a fully diluted basis. These options have an exercise price of $0.75 per underlying share and become exercisable in equal installments over five years of continued employment, subject to acceleration upon a change in control of Aetna. There were no options granted under the Plan during fiscal year 1997.

EXECUTIVE EMPLOYMENT AGREEMENTS
Aetna and MS Acquisition have jointly entered into employment agreements with each of Messrs. Brown, Easterly, and Spring (the "Employment Agreements") (each of Messrs. Brown, Easterly and Spring, an Executive). The Employment Agreements set forth the basic terms of employment for each Executive, including base salary, bonus and benefits, as well as the benefits to which each Executive will be entitled if his employment is terminated for various reasons.

The Employment Agreement with Mr. Spring has an initial term of three years commencing August 13, 1996 and provides for a base salary of $225,000 and a discretionary annual bonus of up to 100% of Mr. Spring's annual salary. The discretionary bonus is to be determined based upon the achievement of annual company and individual performance goals. The Employment Agreement provides that Mr. Spring is entitled to a one time termination payment equal to the remaining payments of base salary (and in no event less than twelve months) and additional payment equal to the greater of (x) the bonus received by Mr. Spring for the prior fiscal year and (y) 50% of his base salary for the fiscal year in which the termination occurs, if his employment is terminated by Aetna and MS Acquisition without cause or if he voluntarily terminates his employment with Aetna and MS Acquisition for good reason.

The Employment Agreements with Messrs. Brown and Easterly have initial terms of three years commencing August 13, 1996 and provide for base salaries of $115,000 and $105,000 respectively. Messrs. Brown and Easterly are also entitled to a discretionary bonus of up to 60% of their annual base salary. The Employment Agreements provide severance payments through the end of the term (and in no event for a period of less than 12 months) if employment is terminated by Aetna and MS Acquisition without cause or if Messrs. Brown or Easterly terminates his employment with Aetna and MS Acquisition for good reason.

Each Employment Agreement contains non-competition, non-solicitation and confidentiality provisions.

OPTION EXERCISES AND YEAR-END OPTION VALUES
The following table sets forth certain information concerning stock options exercised during the year ended December 28, 1997 and the number and value of unexercised stock options held by each of the Named Executive Officers as of December 28, 1997.

               AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION VALUES (1)

                             SHARES                     NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                            ACQUIRED                   UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS AT
                               ON         VALUE      OPTIONS AT FISCAL YEAR-END           FISCAL YEAR-END
                            EXERCISE    REALIZED                 (#)                           ($)
                                                    ----------------------------    ----------------------------
       NAME                    (#)         ($)       EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE

Ueli Spring                     0           0             8,500         34,000          5,691        22,763
Harold Brown                    0           0             5,000         20,000          3,348        13,390
Gary Easterly                   0           0             2,000          8,000          1,339         5,356
David Thal                      0           0             1,500          6,000          1,004         4,017
Daniel Pierce                   0           0             1,000          4,000            670         2,678

(1) Options are for shares of Class A Common Stock of MS Acquisition Corp.
(2) Year-end value based on the consideration paid for a share of Common Stock in connection with the August 1996 recapitalization and financing transactions (which Aetna believes approximates the fair market value of Class A Common Stock as of December 28, 1997) less the option exercise price of $.75 per share.
(3) Options are currently exercisable and vest over five years of continued employment commencing August 13, 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Compensation of executive officers has historically been determined by the Board of Directors. Ueli Spring is the only employee or present or former officer who participated in deliberations of the Board concerning executive officer compensation during the last completed fiscal year. In August 1996, Aetna and MS Acquisition established a compensation committee consisting of three members during fiscal 1997: Michael Delaney, Ueli Spring and Richard Puricelli served on such committee.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

All of the outstanding capital stock of Aetna is currently owned by Aetna Holdings, and all of the outstanding capital stock of Aetna Holdings is currently owned by MS Acquisition. The following table sets forth certain information regarding the equity ownership of MS Acquisition as of March 1, 1998 by (i) each person or entity who owns five percent or more of any class of voting securities of MS Acquisition, (ii) each director of Aetna and MS Acquisition, (iii) the Named Executive Officers as of December 28, 1997, and
(iv) the directors and executive officers of Aetna and MS Acquisition as a group. Beneficial ownership of less than one percent is indicated by an asterisk. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to all shares of Class A Common Stock and investment power with respect to Class B Common Stock beneficially owned by such person as set forth opposite such person's name, and the address of each of the persons named in the table is Aetna's address. Shares of Class B Common Stock are non-voting. Each share of Class A Common Stock is convertible into one share of Class B Common Stock at the option of the holder, if the holder determines that its holding of Class A Common Stock might violate any law or regulation. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the holder, so long as the holder determines that no law or regulation will be violated as a result of its holding of shares of Class A Common Stock.

                                                          CLASS A COMMON STOCK             CLASS B COMMON STOCK
                                                        AMOUNT OF       PERCENT OF         AMOUNT OF   PERCENT OF
                                                       OWNERSHIP (1)     CLASS (2)         OWNERSHIP    CLASS (2)

Citicorp Venture Capital, Ltd. (3)                       187,871            49.0%          516,590        100.0%
   399 Park Avenue
   New York, NY  10043
David Howe (4)                                           187,871            49.0           516,590        100.0
   Citicorp Venture Capital, Ltd.
   399 Park Avenue
   New York, NY  10043
Michael Delaney (4)                                      187,871            49.0           516,590        100.0
   Citicorp Venture Capital, Ltd.
   399 Park Avenue
   New York, NY  10043
The Prudential Life Insurance Company of
America, as Asset Manager for The
Gateway Recovery Trust (5)                                65,175            17.0                --         --
   c/o Financial Restructuring Group
   Gateway Center Four
   100 Mulberry Street
   Newark, NJ  07102
The Berkshire Fund (6)                                    59,636            15.6                --         --
   One Boston Place
   Suite 3425
   Boston, MA  02108
State Treasurer of the State of Michigan,
Custodian of the Public School Employees'
Retirement System; State Employees'
Retirement System; Michigan State Police
Retirement System; Judges' Retirement
System; and Probate Judges' Retirement
system                                                    27,077             7.1                --         --
   c/o Michigan Department of Treasury
   430 West Allegan
   Lansing, MI  48922
Ueli Spring (7)                                           13,593             3.5                --         --
Harold A. Brown (8)                                        6,834             1.8                --         --
Gary Easterly (9)                                          2,984             ***                --         --
Daniel Pierce (10)                                         1,000             ***                --         --
David Thal (11)                                            1,500             ***                --         --
Richard Puricelli                                             --              --                --         --
                                                         -------          ------        ----------     ------
All directors and executive officers
 as a group (11 persons) (12)                           $215,282            53.4%         $516,590      100.0%
                                                        ========            ====          ========      =====

(1) Does not include shares of Class B Common Stock convertible into Class A Common Stock. Does include shares of Class A Common Stock subject to options which are exercisable within 60 days of March 1, 1998.

(2) Based on 383,409 shares of Class A Common Stock and 516,950 shares of Class B Common Stock outstanding as of March 1, 1998. Shares subject to options exercisable within 60 days of March 1, 1998 are considered for purposes of determining the percent of the class held by the holder of such option, but not for the purpose of computing the percentage held by others.

(3) Taking into account the shares of Class A Common Stock and Class B Common Stock (the "Common Stock") owned by CVC and the officers referred to in the next sentence, the collective ownership of CVC and such officers represents 78.3% of the Common Stock. CVC has transferred beneficial ownership of a portion of its Class A Common Stock and Class B Common Stock set forth above to a group comprised of certain individual officers of CVC (including Michael Delaney and David Howe), which shares are included in the aggregate total shown.

(4) Consists of shares held by CVC, which may be deemed to be beneficially owned by Messrs. Delaney and Howe and 657 shares of Class A Common Stock and 1,808 shares of Class B Common Stock owned by Mr. Delaney and 1,127 shares of Class A Common Stock and 3,100 shares of Class B Common Stock owned by Mr. Howe. Messrs. Delaney and Howe disclaim beneficial ownership of such shares (except for the 657 and 1,127 shares of Class A Common Stock and for the 1,808 and 3,100 shares of Class B Common Stock).

(5) The Prudential Life Insurance Company of America, as Asset Manager for The Gateway Recovery Trust, has voting and dispositive power with respect to all 65,175 shares of Class A Common Stock and, accordingly, may be deemed to be the beneficial owner thereof.

(6) Berkshire Capital Associates Limited Partnership ("BCALP") is the General Partner of The Berkshire Fund and, consequently, has the power to control the exercise of votes with respect to the shares of Class A Common Stock held by The Berkshire Fund. Each of Carl Freenback, Bradley M. Bloom, James Christopher Clifford, Russell L. Epker and Richard K. Lubin is a General Partner of BCALP and thereby has the ability to control the activities of BCALP. Each of them, therefore, has the power to control the exercise of votes with respect to the shares of Class A Common Stock held by The Berkshire Fund. Each of them also owns directly 478 shares of Class A Common Stock and therefore has the power to control the exercise of votes with respect to 60,114 shares of MS Acquisition, constituting 15.7% of the aggregate outstanding shares of Class A Common Stock. Each of the general partners of BCALP disclaims beneficial ownership of the 59,636 shares of Class A Common Stock held by The Berkshire Fund.

(7) Includes options to purchase 8,500 shares of Class A Common Stock issued to Mr. Spring.

(8) Includes options to purchase 5,000 shares of Class A Common Stock issued to Mr. Brown.

(9) Includes options to purchase 2,000 shares of Class A Common Stock issued to Mr. Easterly pursuant to the Plan.

(10) Includes options to purchase 1,000 shares of Class A Common Stock issued to Mr. Pierce.

(11) Includes options to purchase 1,500 shares of Class A Common Stock issued to Mr. Thal.

(12) Includes options to purchase 19,500 shares of Class A Common Stock. Includes shares held by CVC, which may be deemed to be beneficially owned by Messrs. Delaney and Howe. Messrs. Delaney and Howe disclaim beneficial ownership of shares held by CVC.

Item 13. Certain Relationships and Related Transactions

Pursuant to a promissory note, Aetna has outstanding from Ueli Spring, President of Aetna, a demand loan in the aggregate principal amount of $75,000, plus accumulated interest. The loan bears interest at the prime rate plus 1.0%. As of December 28, 1997, the aggregate amount owed to Aetna by Mr. Spring in respect of the loan was $123,450.

In connection with the August 13, 1996 recapitalization and financing transactions, Aetna entered into a management agreement with MS Acquisition (the "Management Agreement") pursuant to which MS Acquisition has agreed to provide to Aetna and any of its subsidiaries certain management and administrative services. The initial term of the Management Agreement extends through December 1997. In consideration for services provided thereunder, Aetna has agreed to reimburse MS Acquisition for the actual cost of the services rendered. Aetna is also responsible for contributing to the general operating costs of MS Acquisition. Aetna's obligations to reimburse MS Acquisition may be deferred, without interest, if payment of such reimbursement obligations would be restricted by the Indenture or the Senior Revolving Credit Facility.

                                     PART IV

Item 14. Exhibits, Financial statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report.

    1.  The financial statements listed in the "Index to Financial Statements."
    2.  The exhibits listed in the "Index to Exhibits."

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K

    Neither Aetna nor MS Acquisition filed any Reports on Form 8-K during the quarter ended December 28, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on March l, 1998.

                                                  AETNA INDUSTRIES, INC.
                                                  MS ACQUISITION CORP.

                                                  By: /s/ Ueli Spring
                                                      ---------------
                                                      Ueli Spring
                                                      Chief Executive Officer of
                                                      Aetna Industries, Inc. and
                                                      MS Acquisition Corp.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants in the capacities indicated on March 1, 1998.

          Signature                        Capacity
          ---------                        --------

     /s/ Harold A. Brown       Vice President - Finance, Secretary of
---------------------------    Aetna Industries, Inc. and MS Acquisition Corp.
       Harold A. Brown         (Principal Financial and Accounting Officer)


       /s/ Ueli Spring         Chief Executive Officer of Aetna Industries, Inc.
---------------------------    and MS Acquisition Corp.
         Ueli Spring           (Principal Executive Officer)


       /s/ David Howe          Director
---------------------------
         David Howe

     /s/ Michael Delaney       Director
---------------------------
       Michael Delaney

    /s/ Richard Puricelli      Director
---------------------------
      Richard Puricelli

                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

FINANCIAL STATEMENTS OF AETNA INDUSTRIES, INC.

Report of Independent
Accountants.................................................................F-2

Consolidated Balance Sheets - As of December 28, 1997 and December 29, 1996.F-3

Consolidated Statement of Operations - For the Year Ended
December 28, 1997, December 29, 1996 and December 31, 1995..................F-5

Consolidated Statement of Cash Flows - For the Year Ended
December 28, 1997, December 29, 1996 and December 31, 1995..................F-6

Notes to the Consolidated Financial
Statements..................................................................F-7

FINANCIAL STATEMENTS OF MS ACQUISITION CORP.

Report of Independent
Accountants.................................................................F-16

Consolidated Balance Sheets - As of December 28, 1997 and
December 29, 1996...........................................................F-17

Consolidated Statement of Operations - For the Year Ended
December 28, 1997,  December 29, 1996 and December 31, 1995.................F-19

Consolidated Statement of Cash Flows - For the Year Ended
December 28, 1997, December 29, 1996 and December 31, 1995..................F-20

Notes to the Consolidated Financial
Statements..................................................................F-21

                        REPORT OF INDEPENDENT ACCOUNTANTS

February 6, 1998

To the Board of Directors
and Stockholders of
Aetna Industries, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of Aetna Industries, Inc. and its subsidiaries at December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP

                             AETNA INDUSTRIES, INC.
                        (A WHOLLY-OWNED SUBSIDIARY OF MS
                               ACQUISITION CORP.)

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                 DECEMBER 28,  DECEMBER 29,
ASSETS                                                              1997          1996
                                                                    ----          ----
Current assets
   Cash                                                           $      23    $   4,011
   Accounts receivable (less allowance for doubtful accounts of
    $359 and $510 resp                                               40,665       32,753
   Inventories                                                        7,276        8,756
   Tooling                                                           11,410        1,592
   Prepaid expenses, including income taxes                             446          651
   Deferred income taxes                                              1,215          318
                                                                  ---------    ---------
     Total current assets                                            61,035       48,081
                                                                  ---------    ---------

Property, plant and equipment
   Land                                                               2,405        2,104
   Buildings and improvements                                        13,556       12,548
   Machinery and equipment                                           66,765       63,906
   Construction-in-progress                                          10,211        3,944
                                                                  ---------    ---------
     Total property, plant and equipment                             92,937       82,502
   Less - accumulated depreciation                                  (41,365)     (33,068)
                                                                  ---------    ---------
     Net property, plant and equipment                               51,572       49,434
                                                                  ---------    ---------

Other assets
   Deferred costs and other assets                                    5,489        5,769
   Cost in excess of net assets acquired                             24,973       25,774
                                                                  ---------    ---------
      Total other assets                                             30,462       31,543
                                                                  ---------    ---------

                                                                  $ 143,069    $ 129,058
                                                                  =========    =========


See accompanying notes to consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                        (A WHOLLY-OWNED SUBSIDIARY OF MS
                               ACQUISITION CORP.)

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                           DECEMBER 28,  DECEMBER 29,
LIABILITIES AND STOCKHOLDER'S EQUITY                          1997          1996
                                                           ------------  ------------
Current liabilities
   Accounts payable                                         $  33,485    $  24,958
   Accrued expenses                                             9,508       12,104
   Short-term borrowings                                       13,530
                                                            ---------    ---------
     Total current liabilities                                 56,523       37,062
                                                            ---------    ---------
Long-term debt, less current portion                           85,000       85,000
                                                            ---------    ---------
Deferred income taxes                                           7,432        8,136
                                                            ---------    ---------
Commitments and contingencies (Note 9)

Stockholder's equity (deficit)
   Common stock - $.01 par value; 1,000 shares issued and
    outstanding
   Contributed capital                                          9,024        9,024
   Accumulated deficit                                        (14,910)     (10,164)
                                                            ---------    ---------
                                                               (5,886)      (1,140)
                                                            ---------    ---------
                                                            $ 143,069    $ 129,058
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

                            AETNA INDUSTRIES, INC.
                      (A  WHOLLY-OWNED SUBSIDIARY OF MS
                              ACQUISITION CORP.)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                            (DOLLARS IN THOUSANDS)



                                                                    YEAR ENDED
                                                  ---------------------------------------------
                                                  DECEMBER 28,      DECEMBER 29,    DECEMBER 31,
                                                     1997              1996            1995
                                                     ----              ----            ----

Net sales                                          $ 205,741         $ 211,462        $ 211,905
Cost of sales                                        181,336           180,998          183,542
Selling, general and administrative expenses          17,602            15,644           13,331
                                                   ---------         ---------        ---------
Operating income                                       6,803            14,820           15,032
                                                   ---------         ---------        ---------
Interest expense, net                                 10,263             9,022            8,579
                                                   ---------         ---------        ---------
Income (loss) before extraordinary item and
 income taxes                                         (3,460)            5,798            6,453
Income tax provision (credit)                         (1,099)            2,105            1,877
                                                   ---------         ---------        ---------
Income (loss) before extraordinary item               (2,361)            3,693            4,576
                                                   ---------         ---------        ---------
Extraordinary item (net of income taxes of $594)                         1,153
                                                   ---------         ---------        ---------

   Net income (loss)                               $  (2,361)        $   2,540        $   4,576
                                                   =========         =========        =========



See accompanying notes to consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                        (A WHOLLY-OWNED SUBSIDIARY OF MS
                               ACQUISITION CORP.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                     YEAR ENDED
                                                                    ---------------------------------------------
                                                                    DECEMBER 28,    DECEMBER 29,     DECEMBER 31,
                                                                        1997             1996             1995
                                                                        ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                     $ (2,361)        $  2,540         $  4,576
Adjustments to reconcile net income (loss) to net cash
 provided by (used for) operating activities -
   Depreciation and amortization                                         9,917            7,965            6,579
   Deferred interest                                                                                       1,281
   Deferred income taxes                                                  (705)            (588)            (860)
   Changes in assets and liabilities
     Accounts receivable                                                (7,912)          (4,231)             116
     Inventories                                                         1,480              (97)             750
     Tooling                                                            (9,818)           1,066           (1,790)
     Prepaid expenses                                                     (739)            (149)              54
     Accounts payable                                                    8,527           (6,608)           2,954
     Accrued expenses                                                   (2,596)           1,995              904
                                                                      --------         --------         --------
       NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES             (4,207)           1,893           14,564
                                                                      --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                             (10,725)          (7,023)         (10,103)
Disposals of property, plant and equipment                                  79              493
Other, net                                                                  43               83             (149)
                                                                      --------         --------         --------
       NET CASH USED FOR INVESTING ACTIVITIES                          (10,603)          (6,447)         (10,252)
                                                                      --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt                                                           85,000
Dividends paid                                                          (2,385)         (11,082)
Debt issuance costs                                                       (323)          (5,403)
Principal payments on long-term debt                                                    (49,192)          (5,400)
Net change in line of credit                                            13,530          (11,049)           1,216
                                                                      --------         --------         --------
     NET CASH PROVIDED BY (USED FOR) FINANCING  ACTIVITIES              10,822            8,274           (4,184)
                                                                      --------         --------         --------
Net increase (decrease) in cash                                         (3,988)           3,720              128
Cash - beginning of year                                                 4,011              291              163
                                                                      --------         --------         --------

Cash - end of year                                                    $     23         $  4,011         $    291
                                                                      ========         ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                                $ 12,037         $ 19,475         $  4,480
                                                                      ========         ========         ========

Cash paid during the year for income taxes                            $  1,209         $  1,959         $  2,750
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

                             AETNA INDUSTRIES, INC.
                        (A WHOLLY-OWNED SUBSIDIARY OF MS
                               ACQUISITION CORP.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.    ORGANIZATION AND BASIS OF PRESENTATION

      Aetna Industries, Inc. ("Aetna" or the "Company") is a wholly-owned indirect subsidiary of MS Acquisition Corp. ("MS Acquisition") and is a wholly-owned direct subsidiary of Aetna Holdings, Inc. ("Aetna Holdings") and has two wholly-owned subsidiaries Aetna Export Sales Corp. ("Export") and Aetna Manufacturing Canada Ltd ("Aetna Canada"). MS Acquisition is a holding company that was formed for the sole purpose of purchasing Aetna and does not have any significant operations, other than its investments in its subsidiaries assets or liabilities, other than preferred stock, junior subordinated debentures and accruals resulting from the transactions described below. MS Acquisition does not have any other direct or indirect subsidiaries other than Aetna, Aetna Holdings, Export or Aetna Canada.

      TRANSACTIONS
      On August 13, 1996, MS Acquisition completed a recapitalization. MS Acquisition amended its charter to provide for the reclassification of its capital stock into two new classes of common stock (voting and non-voting) (together, New Common) and two new classes of preferred stock (New Preferred). Existing MS Acquisition stockholders exchanged their existing MS Acquisition shares, pro rata, for New Preferred and New Common. Citicorp Venture Capital, Ltd. and related parties purchased shares of New Common and New Preferred for $10,000 in cash from the existing MS Acquisition stockholders. MS Acquisition formed Aetna Holdings and contributed to Aetna Holdings all of the capital stock of the Company. Aetna Holdings then purchased from existing stockholders approximately 61% of their existing MS Acquisition stock in exchange for (i) $11,082 in cash (Holdings consideration) and (ii) $8,731 in principal amount of 11.0% junior subordinated debentures of Aetna Holdings due in 2007. The former stockholders retained (i) $2.36 million in stated value of New Preferred and (ii) shares of New Common representing 20.6% of the New Common on a fully-diluted basis.

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

2.    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      FISCAL YEAR
      The Company's fiscal year ends on the Sunday closest to December 31. Fiscal years 1997, 1996 and 1995 consisted of 52 weeks and ended on December 28, 1997, December 29, 1996 and December 31, 1995, respectively.

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

      The Company's financial condition and results of operations depend significantly on two major automotive manufacturers, Chrysler Corporation (Chrysler) and General Motors Corporation (GM). Following is a summary of net production sales to such key customers, as a percentage of net production sales:

                                           1997            1996            1995
      Chrysler                               66%             61%             60%
      GM                                     25              33              36
      Other                                   9               6               4
                                            ---             ---             ---

                                            100%            100%            100%
                                            ===             ===             ===

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

      COST IN EXCESS OF NET ASSETS ACQUIRED
      Cost in excess of net assets acquired is being amortized over forty years using the straight-line method. Accumulated amortization aggregated $7,077 and $6,276 at December 28, 1997 and December 29, 1996, respectively. The Company periodically evaluates the eventual recoverability of the cost in excess of net assets acquired based on estimated future operating results and cash flows.

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

                             AETNA INDUSTRIES, INC.
                        (A WHOLLY-OWNED SUBSIDIARY OF MS
                               ACQUISITION CORP.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)




3.    INVENTORIES

      Inventories are comprised of the following:

                                                                                    DECEMBER 28,       DECEMBER 29,
                                                                                        1997              1996
                                                                                        ----              ----
      Inventories valued at LIFO
        Raw materials                                                                 $    483         $ 1,758
        Work-in-process                                                                  3,134           3,458
      Finished goods                                                                     1,500           2,195
                                                                                      --------         -------
                                                                                         5,117           7,411
      LIFO reserve                                                                        (200)           (335)
                                                                                      ---------        -------
                                                                                         4,917           7,076
                                                                                      --------         -------
      Inventories valued at FIFO
        Purchased parts and purchased labor                                              2,359           1,680
                                                                                      --------         -------

      Total inventories                                                               $  7,276         $ 8,756
                                                                                      ========         =======

4.    ACCRUED EXPENSES

      Accrued expenses are comprised of the following:

                                                                                   DECEMBER 28,     DECEMBER 29,
                                                                                       1997            1996
                                                                                       ----            ----

      Accrued workers' compensation expense                                           $  3,770     $    3,155
      Accrued interest                                                                   2,578          4,018
      Taxes other than income                                                            1,809          2,357
      Other                                                                              1,351          2,574
                                                                                      --------     ----------

                                                                                      $  9,508     $   12,104
                                                                                      ========     ==========


5.    RELATED PARTY TRANSACTIONS

      The Company leases certain real property from a stockholder at less than fair market value rates under lease agreements expiring in 2006. Approximately $2,425, which represents the present value at the date of acquisition of the favorable lease terms using a 13.0% interest rate, has been recorded as property, plant and equipment and is being amortized on a straight-line basis over the lease terms. Rent expense under these lease agreements aggregated $1,061, $1,013, and $965 during 1997, 1996, and 1995, respectively. Future minimum rental payments due under these lease agreements are as follows:

                             AETNA INDUSTRIES, INC.
                        (A WHOLLY-OWNED SUBSIDIARY OF MS
                               ACQUISITION CORP.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


5.    RELATED PARTY TRANSACTIONS (CONTINUED)

      YEAR ENDING
          1998                                     $   1,114
          1999                                         1,170
          2000                                         1,163
          2001                                         1,085
          2002                                         1,139
          Thereafter                                   5,154
                                                    --------
                                                    $ 10,825
                                                    ========


       The Company had a management agreement with a related party whereby it was charged an annual fee of $250 for management services during 1995. During 1996, the Company incurred $154 of management fees. Such fees were eliminated in connection with the recapitalization of the Company's parent, MS Acquisition, discussed in Note 1.

6.     STOCKHOLDER'S EQUITY

       The changes in stockholder's equity were as follows:

                                                                                                      TOTAL
                                                              CONTRIBUTED        ACCUMULATED      STOCKHOLDER'S
                                                                CAPITAL            DEFICIT           EQUITY
                                                                -------            -------           ------

       Balance at January 1, 1995                              $    9,024        $  (6,198)        $    2,826
                                                               ----------        ---------         ----------
       Net income                                                                    4,576              4,576
                                                               ----------        ---------         ----------
       Balance at December 31, 1995                                 9,024           (1,622)             7,402
       Net income                                                                    2,540              2,540
       Dividends paid to MS Acquisition                                            (11,082)           (11,082)
                                                               ----------        ---------         ----------
       Balance at December 29, 1996                                 9,024          (10,164)            (1,140)
       Net loss                                                                     (2,361)            (2,361)
       Dividends paid to Aetna Holdings                                             (2,385)            (2,385)
                                                               ----------        ---------         ----------

       Balance at December 28, 1997                            $    9,024        $ (14,910)        $   (5,886)
                                                               ==========        =========         ==========


Aetna Holdings has issued $9,229 of junior subordinated debentures and unfunded contractual obligations to certain former option holders. To the extent cash interest and pre-payments of such debentures are permitted under the Company's 11-7/8% Senior Notes Indenture and the revolving credit facility, Aetna may pay dividends to Aetna Holdings to fund such payments. Aetna paid $2,385 of cash and pre-payments of principal on these debentures and obligations in 1997. The Company is prohibited from making distributions to either Aetna Holdings or MS Acquisition if (i) it is in default under its Note Indenture, (ii) the total of the distributions would exceed 50% of the cumulative net income (or if there is a cumulative net loss, minus 100% of the cumulative net loss) that the Company earned subsequent to the issuance of the 11-7/8% Senior Notes (August 13, 1996), adjusted for the sale of any capital stock and under certain circumstances.

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

      The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets at December 28, 1997 and December 29, 1996:

                                                       DECEMBER 28, 1997    DECEMBER 29, 1996
      Actuarial present value of benefit obligations:
      Accumulated benefit obligation,
       including vested benefits of
       $ 1,223 and $1,400
       respectively                                             $1,572                  $1,528
                                                                ======                  ======

      Plan assets at fair value                                 $2,047                  $1,709
      Projected benefit obligation for
       service rendered to date                                  1,572                   1,528
      Plan assets in excess of                                  ------                  ------
       projected benefit obligation                                475                     181
      Unrecognized loss from prior
       experience                                                  142                     419
                                                                ------                  ------
      Prepaid pension cost included
       in deferred costs and other assets                       $  617                  $  600
                                                                ======                  ======

      Weighted average discount rate                              7.25%                   7.50%
                                                                ======                  ======

       Estimated long-term rate of return
        on assets                                                 9.50%                   9.50%
                                                                ======                  ======



                                                                 1997                   1996         1995
                                                                 ----                   ----         ----
      Pension cost includes:
       Service cost                                             $  198                  $  158      $  102
       Interest cost                                               100                     102          88
       Actual return on assets                                    (313)                   (217)       (262)
       Net amortization                                            156                     100         164
                                                                ------                  ------      ------

                                                                $  141                  $  143          92
                                                                ======                  ======      ======

                             AETNA INDUSTRIES, INC.
                        (A WHOLLY-OWNED SUBSIDIARY OF MS
                               ACQUISITION CORP.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


7.    EMPLOYEE BENEFIT PLANS (CONTINUED)

      The Company also maintains a 401(k) plan for all eligible nonunion employees, and a 401(k) plan for certain union employees not covered by the defined benefit plans above. For fiscal 1997, 1996 and 1995, the Company incurred $153, $140 and $130, respectively, of expense related to 401(k) plans.

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

      The income tax provision comprises the following:

                                                                     1997            1996          1995

      Current income taxes                                        $    588         $   2,804     $   2,782
      Deferred income taxes                                         (1,687)             (699)         (905)
                                                                  ---------        ----------    ---------

                                                                   $(1,099)        $   2,105     $   1,877
                                                                  =========        =========     =========


      Deferred tax assets and liabilities are comprised of the following:

                                                                     DECEMBER 28,        DECEMBER 29,
                                                                         1997                1996
                                                                         ----                ----

      DEFERRED TAX ASSETS
      Workers' compensation                                            $   1,255          $  1,046
      Other                                                                1,499               896
                                                                       ---------          --------
       Gross deferred tax assets                                           2,754             1,942
                                                                       ---------          --------
      DEFERRED TAX LIABILITIES
      Depreciation                                                         7,590             7,999
      Inventory                                                            1,243             1,647
      Deferred costs and other                                               521               114
                                                                       ---------          --------
       Gross deferred tax liabilities                                      9,354             9,760
                                                                       ---------          --------

      Net deferred tax liability                                       $   6,600          $  7,818
                                                                       =========          ========

                             AETNA INDUSTRIES, INC.
                        (A WHOLLY-OWNED SUBSIDIARY OF MS
                               ACQUISITION CORP.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


8.    INCOME TAXES (CONTINUED)

      A reconciliation of the U.S. federal statutory rate to the Company's effective rate is as follows:

                                                                     1997            1996       1995

      U.S. federal statutory rate                                   (35.0%)          35.0%       35.0%
      Effect of graduated rate                                        1.0            (1.0)       (1.0)
      Non-deductible goodwill                                         7.9             7.2         4.2
      Reversal of tax reserves no longer required                                                (2.7)
      Effect of 1% increase (decrease)  in federal
       rate on deferred tax balances                                                             (3.9)
      Research and development credit refunds                        (1.0)           (3.0)
      FSC commission                                                 (1.4)
      Other                                                          (3.3)           (1.9)       (2.6)
                                                                    -----            ----        ----

                                                                    (31.8%)          36.3%       29.0%
                                                                    =====            ====        ====


9.    CONTINGENCIES AND LEASE COMMITMENT

      The Company leases a production facility under a lease agreement accounted for as an operating lease. The lease agreement calls for annual rent of approximately $593 through December 1998 and annual rent of approximately $495 through October 1999 and provides for three five-year renewal options. Additionally, the Company leases certain machinery and equipment under operating leases. Future minimum rental payments on the machinery and equipment are as follows: 1998 - $337; 1999 - $208; 2000 - $137, 2001
      - $36.

                             AETNA INDUSTRIES, INC.
                        (A WHOLLY-OWNED SUBSIDIARY OF MS
                               ACQUISITION CORP.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


10.     LONG-TERM DEBT

        On August 13, 1996, the Company issued $85,000 of its 11-7/8% Senior Notes due 2006 (Old Notes) in a private placement offering. On December 13, 1996, the Old Notes were exchanged for new $85,000, 11-7/8% Senior Notes due 2006 (New Notes). The New Notes have substantially the same terms as the Old Notes except with respect to certain transfer restrictions and registration rights relating to the Old Notes. The New Notes have been fully and unconditionally guaranteed by MS Acquisition, Aetna Holdings, and Export. These notes also have certain restrictive covenants including limitations on the following matters: (i) the incurrence of additional indebtedness, (ii) the issuance of preferred stock by subsidiaries, (iii) the creation of liens, (iv) sale and leaseback transactions, (v) restricted payments, (vi) the sales of assets and subsidiary stock, (vii) mergers and consolidations, (viii) payment restrictions affecting subsidiaries and (ix) transactions with affiliates. At December 28, 1997, the fair market value of the Senior Notes approximated its carrying value.

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

        Debt issuance costs related to the issuance of the 11-7/8% Senior Notes aggregated $5,204, and are being amortized over the term of the notes. Costs associated with the new credit agreement totaled $199 and are being amortized over the five year term. Accumulated amortization for these costs aggregated $853 at December 28, 1997.

                        REPORT OF INDEPENDENT ACCOUNTANTS

February 6, 1998


To the Board of Directors
and Stockholders of
MS Acquisition Corp.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of MS Acquisition Corp. and its subsidiaries at December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP

                              MS ACQUISITION CORP.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                      DECEMBER 28,          DECEMBER 29,
ASSETS                                                                    1997                  1996
                                                                      ------------          ------------
Current assets
   Cash                                                                $      23              $   4,011
   Accounts receivable (less allowance for
    doubtful accounts of $359 and $510, respectively)                     40,439                 32,113
   Inventories                                                             7,276                  8,756
   Tooling                                                                11,410                  1,592
   Prepaid expenses                                                          446                    651
   Deferred income taxes                                                   1,215                    318
                                                                       ---------              ---------
       Total current assets                                               60,809                 47,441
                                                                       ---------              ---------

Property, plant and equipment
   Land                                                                    2,405                  2,104
   Buildings and improvements                                             13,556                 12,548
   Machinery and equipment                                                66,765                 63,906
   Construction-in-progress                                               10,211                  3,944
                                                                       ---------              ---------
Total property, plant and equipment                                       92,937                 82,502
Less - accumulated depreciation                                          (41,365)               (33,068)
                                                                       ---------              ---------
       Net property, plant and equipment                                  51,572                 49,434
                                                                       ---------              ---------
Other assets
   Deferred costs and other assets                                         5,489                  5,769
   Cost in excess of net assets acquired                                  24,973                 25,774
                                                                       ---------              ---------
        Total other assets                                                30,462                 31,543
                                                                       ---------              ---------

                                                                       $ 142,843              $ 128,418
                                                                       =========              =========



See accompanying notes to consolidated financial statements.

                              MS ACQUISITION CORP.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                        DECEMBER 28,    DECEMBER 29,
                                                                            1997            1996
                                                                        ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                       $  33,485        $  24,958
   Accrued expenses                                                           9,848           12,361
   Short-term borrowings                                                     13,530            2,427
                                                                          ---------        ---------
   Current portion of long-term debt
       Total current liabilities                                             56,863           39,746
                                                                          ---------        ---------
Long-term debt, less current portion                                         85,000           85,000
                                                                          ---------        ---------
Junior subordinated debentures                                                7,789            6,802
                                                                          ---------        ---------
Deferred income taxes                                                         7,432            8,136
                                                                          ---------        ---------
Commitments and contingencies (Note 11)
Redeemable preferred stock
   Series A - $100 stated value; 292,123 shares authorized;
    127,962 and 114,967 shares issued and outstanding,                       13,328           11,979
   Series B - $100 stated value and $.01 par value;
    2,000,000 shares authorized
   Additional paid-in capital

Stockholders' equity (deficit)
Class A, common stock - $.01 par value; 5,000,000
    shares authorized; 383,409 shares issued and outstanding                      4                4
   Class B, common stock - $.01 par value; 5,000,000
     shares authorized: 516,590  shares issued and outstanding                    5                5
   Additional paid-in capital                                                14,159           15,509
   Accumulated deficit                                                      (34,461)         (31,487)
   Fair market value in excess of historical cost of net
    assets acquired from entities partially under common control             (7,276)          (7,276)
                                                                          ---------        ---------
                                                                            (27,569)         (23,245)
                                                                          ---------        ---------

                                                                          $ 142,843        $ 128,418
                                                                          =========        =========



See accompanying notes to consolidated financial statements.

                              MS ACQUISITION CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)


                                                                               YEAR ENDED
                                                                 --------------------------------------------
                                                                 DECEMBER 28,    DECEMBER 29,     DECEMBER 31,
                                                                     1997             1996            1995
                                                                     ----             ----            ----

Net sales                                                        $    205,741      $   211,462    $   211,905
Cost of sales                                                         181,336          180,998        183,542
Selling, general and administrative expenses                           17,615           15,650         13,331
                                                                 ------------      -----------    -----------
Operating income                                                        6,790           14,814         15,032
                                                                 ------------      -----------    -----------
Interest expense, net                                                  11,148            9,406          8,579
                                                                 ------------      -----------    -----------
Income (loss) before extraordinary item and
 income taxes                                                          (4,358)           5,408          6,453
Income tax provision (credit)                                          (1,384)           1,972          1,877
                                                                 -------------     -----------    -----------
Income (loss) before extraordinary item                                (2,974)           3,436          4,576
Extraordinary item (net of income taxes of $594)                                         1,153
                                                                 ------------      -----------    -----------

   Net income (loss) before preferred stock dividend                   (2,974)           2,283    $     4,576
                                                                 ------------      -----------    ===========

Preferred stock dividend requirements                                  (1,350)            (482)
                                                                 ------------      -----------

   Net income (loss) available for common stockholders           $     (4,324)      $    1,801
                                                                 ============      ===========


See accompanying notes to consolidated financial statements.

                              MS ACQUISITION CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)




                                                                                YEAR ENDED
                                                                --------------------------------------------
                                                                DECEMBER 28,     DECEMBER 29,   DECEMBER 31,
                                                                    1997             1996          1995
                                                                    ----             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                $ (2,974)        $  2,283       $  4,576
Adjustments to reconcile net income (loss) to net
 cash provided by (used for) operating activities -
   Depreciation and amortization                                    9,917            7,965          6,579
   Deferred interest                                                                                1,281
   Deferred income taxes                                             (705)            (588)          (860)
   Changes in assets and liabilities
     Accounts receivable                                           (8,326)          (4,231)           116
     Inventories                                                    1,480              (97)           750
     Tooling                                                       (9,818)           1,066         (1,790)
     Prepaid expenses                                                (739)            (149)            54
     Accounts payable                                               8,527           (6,608)         2,954
     Accrued expenses                                              (2,513)           2,252            904
                                                                 --------         --------       --------
     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES          (5,151)           1,893         14,564
                                                                 --------         --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                        (10,725)          (7,023)       (10,103)
Disposals of property, plant and equipment                             79              493
Other, net                                                             43               83           (149)
                                                                 --------         --------       --------
     NET CASH USED FOR INVESTING ACTIVITIES                       (10,603)          (6,447)       (10,252)
                                                                 --------         --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt                                                      85,000
Dividends paid                                                                     (21,082)
Debt issuance costs                                                  (323)          (5,403)
Equity contributions                                                                10,000
Principal payments on long-term debt                               (1,441)         (49,192)        (5,400)
Net change in line of credit                                       13,530          (11,049)         1,216
                                                                 --------         --------       --------
     NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES          11,766            8,274         (4,184)
                                                                 --------         --------       --------
Net increase (decrease) in cash                                    (3,988)           3,720            128
Cash - beginning of year                                            4,011              291            163
                                                                 --------         --------       --------
Cash - end of year                                               $     23         $  4,011       $    291
                                                                 ========         ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                           $ 12,984         $ 19,475       $  4,480
                                                                 ========         ========       ========

Cash paid during the year for income taxes                       $  1,209         $  1,959       $  2,750
                                                                 ========         ========       ========



See accompanying notes to consolidated financial statements.

                              MS ACQUISITION CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.    ORGANIZATION AND BASIS OF  PRESENTATION

      MS Acquisition Corp. ("MS Acquisition" or the "Company") is a holding company that was formed for the sole purpose of purchasing Aetna Industries, Inc. ("Aetna") and does not have any significant operations, other than its investment in its subsidiaries, assets or liabilities, other than preferred stock, junior subordinated debentures and accruals resulting from the transactions described below. The Company has four direct and indirect subsidiaries, Aetna, Aetna Holdings, Inc. ("Aetna Holdings"), Aetna Export Sales Corp. ("Export") and Aetna Manufacturing Canada Ltd ("Aetna Canada"). It does not have any other direct or indirect subsidiaries. The Company has not presented separate financial statements or other disclosures relative to Aetna Holdings or Export as management has determined that such information is not material to investors.

      TRANSACTIONS
      On August 13, 1996, the Company completed a recapitalization. MS Acquisition amended its charter to provide for the reclassification of its capital stock into two new classes of common stock (voting and non-voting) (together, New Common) and two new classes of preferred stock (New Preferred). Existing MS Acquisition stockholders exchanged their existing MS Acquisition shares, pro rata, for New Preferred and New Common. Citicorp Venture Capital, Ltd. and related parties purchased shares of New Common and New Preferred for $10,000 in cash from the existing MS Acquisition stockholders. MS Acquisition formed Aetna Holdings, and contributed to Aetna Holdings all of the capital stock of Aetna. Aetna Holdings then purchased from existing stockholders approximately 61% of their existing MS Acquisition stock in exchange for (i) $11,082 in cash (Holdings consideration) and (ii) $8,731 in principal amount of 11.0% junior subordinated debentures of Aetna Holdings due in 2007. The former stockholders retained (i) $2.36 million in stated value of new Preferred and (ii) shares of New Common representing 20.6% of the New Common on a fully diluted basis.

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

2.    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      FISCAL YEAR
      The Company's fiscal year ends on the Sunday closest to December 31. Fiscal years 1997, 1996 and 1995 consisted of 52 weeks and ended on December 28, 1997, December 29, 1996 and December 31, 1995, respectively.

                              MS ACQUISITION CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



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

      The Company's financial condition and results of operations depend significantly on two major automotive manufacturers, Chrysler Corporation (Chrysler) and General Motors Corporation (GM). Following is a summary of net production sales to such key customers, as a percentage of net production sales:

                                          1997             1996          1995
                                          ----             ----          ----

      Chrysler                             66%              61%           60%
      GM                                   25               33            36
      Other                                 9                6             4
                                          ---              ---           ---

                                          100%             100%          100%
                                          ===              ===           ===


      PRINCIPLES OF CONSOLIDATION
      The consolidated financial statements include the accounts of the Company, Aetna Holdings, Aetna and Export The financial condition and results of operations of Export and Aetna Holdings are not significant. All significant intercompany transactions and account balances have been eliminated in consolidation.

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

                              MS ACQUISITION CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



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

      COST IN EXCESS OF NET ASSETS ACQUIRED
      Cost in excess of net assets acquired is being amortized over forty years using the straight-line method. Accumulated amortization aggregated $7,077 and $6,276 at December 28, 1997 and December 29, 1996, respectively. The Company periodically evaluates the eventual recoverability of the cost in excess of net assets acquired based on estimated future operating results and cash flows.

      INCOME TAXES
      Deferred tax assets and liabilities are provided for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of the Company's assets and liabilities.

                              MS ACQUISITION CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



3.    INVENTORIES

      Inventories are comprised of the following:

                                                                 DECEMBER 28,      DECEMBER 29,
                                                                   1997               1996
                                                                   ----               ----

      Inventories valued at LIFO
        Raw materials                                            $     483        $    1,758
        Work-in-process                                              3,134             3,458
        Finished goods                                               1,500             2,195
                                                                 ---------        ----------
                                                                     5,117             7,411
        LIFO reserve                                                  (200)             (335)
                                                                 ---------        ----------
                                                                     4,917             7,076
                                                                 ---------        ----------
      Inventories valued at FIFO
        Purchased parts and purchased labor                          2,359             1,680
                                                                 ---------        ----------

      Total inventories                                          $   7,276        $    8,756
                                                                 =========        ==========


4.    ACCRUED EXPENSES
      Accrued expenses are comprised of the following:

                                                                DECEMBER 28,     DECEMBER 29,
                                                                    1997             1996
                                                                    ----             ----

      Accrued workers' compensation expense                      $    3,770        $   3,155
      Accrued interest                                                2,900            4,271
      Taxes other  than income                                        1,809            2,357
      Other                                                           1,369            2,578
                                                                 ----------        ---------

                                                                 $    9,848        $  12,361
                                                                 ==========        =========


5.    RELATED PARTY TRANSACTIONS

      Aetna leases certain real property from a stockholder at less than fair market value rates under lease agreements expiring in 2006. Approximately $2,425, which represents the present value at the date of acquisition of the favorable lease terms using a 13.0% interest rate, has been recorded as property, plant and equipment and is being amortized on a straight-line basis over the lease terms. Rent expense under these lease agreements aggregated $1,061, $1,013 and $965 during 1997, 1996 and 1995, respectively. Future minimum rental payments due under these lease agreements are as follows:

                              MS ACQUISITION CORP.

              NOTES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


5.    RELATED PARTY TRANSACTIONS (CONTINUED)

      YEAR ENDING
       1998                                  $  1,114
       1999                                     1,170
       2000                                     1,163
       2001                                     1,085
       2002                                     1,139
      Thereafter                                5,154
                                             --------

                                             $ 10,825
                                             ========


      The Company had a management agreement with a related party whereby it was received an annual fee of $250 for management services during 1995. During 1996, the Company received $154 of management fees. Such fees were eliminated in connection with the recapitalization of the Company (see
      Note 1).

6.    STOCKHOLDERS' EQUITY

      The changes in stockholders' equity were as follows:

                                                                                          FAIR MARKET
                                                                             RETAINED      EXCESS OF
                                                                             EARNINGS      HISTORICAL    TOTAL
                                         CLASS A       CLASS B     CAPITAL   (ACCUM-          COST       STOCK-
                                         COMMON        COMMON     IN EXCESS   ULATED         OF NET     HOLDERS'
                                          STOCK        STOCK       OF PAR     DEFICIT)       ASSETS      EQUITY
                                         -------       ------     ---------  ---------     ----------   --------

      Balance at January 1, 1995        $      5    $      4   $  14,991      $ (6,996)    $  (7,276)  $      728
        Net income                                                               4,576                      4,576
        Preferred dividends                                                       (310)                      (310)
                                        --------    --------   ---------      --------     ---------   ----------
      Balance at December 31, 1995             5           4      14,991        (2,730)       (7,276)       4,994
        Net income                                                               2,283                      2,283
        Dividends                                                              (21,082)                   (21,082)
        Capital contribution                                       1,000                                    1,000
        Issuance of junior subordi-
         nated debentures                                                       (9,229)                    (9,229)
        Exercise of stock options
         and exchange of old
         common stock to new
         common                               (1)          1                      (729)                      (729)
        Preferred dividends                                         (482)                                    (482)
                                        --------    --------   ---------      --------     ---------   ----------

      Balance at December 29, 1996             4           5      15,509       (31,487)       (7,276)     (23,245)
         Net loss                                                               (2,974)                    (2,974)
         Preferred dividends                                      (1,350)                                  (1,350)
                                        --------    --------   ---------      --------     ---------   ----------
      Balance at December 28, 1997      $      4    $      5   $  14,159      $(34,461)    $  (7,276)  $  (27,569)
                                        ========    ========   =========      ========     =========   ==========

                              MS ACQUISITION CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


6.    STOCKHOLDERS' EQUITY (CONTINUED)

      Certain stockholders of the Aetna were also stockholders of the predecessor company prior to the acquisition by MS Acquisition Corp. Due to this partial continuation of control, the acquisition was recorded by the Company using a combination of (1) the historical basis to the extent of continuing ownership and (2) the purchase method of accounting for the remaining portion of assets and liabilities. The purchase method requires that assets and the liabilities be recorded at their estimated fair market value. The amount by which the fair market value exceeded this historical cost of the net assets acquired attributable to the stockholders with continuing interests of $7,276 is recorded as a reduction of stockholders' equity in the accompanying consolidated balance sheets.

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

      Immediately after the consummation of the Transactions discussed in Note 1, certain employees were granted new options under the Plan to purchase shares that in the aggregate represent up to 10% of the total number of shares on a fully diluted basis. These options have an exercise price of $0.75 per underlying share and become exercisable in equal installments over five years of continued employment, subject to acceleration upon a change in control of the Company. At December 28, 1997, 100,000 options have been granted. None of the shares were exercisable at December 29, 1996 and all of the options expire in 2006.

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

                              MS ACQUISITION CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


7.    PREFERRED STOCK

      The authorized preferred stock of MS Acquisition consists of 293,123 authorized shares of Series A Preferred Stock of which 127,962 are outstanding, 198,292 are held by Aetna Holdings, and 2,000,000 additional shares of authorized preferred stock which may be issued in one or more series.

      Each share of Series A Preferred Stock has a stated value of $100 per share. Dividends accrue on each share at a rate per annum equal to 11% of the stated value thereof and are payable, when declared by the Board and to the extent funds are legally available, semi-annually on the 13th of February and August of each year. Dividends are cumulative from August 13, 1996, the date of issuance. At December 28, 1997 and December 29, 1996, the Company has accrued $532 and $482 for preferred dividends.

      Each Preferred Share is entitled to liquidation preference over all other classes of MS Acquisition Capital Stock. Series A Preferred Stock are non-voting and are redeemable by both the Company and the holder under certain circumstances.

8.    JUNIOR SUBORDINATED DEBENTURES

      As part of the transactions discussed in Note 1, Aetna Holdings issued Junior Subordinated Debentures due August 13, 2007 in the aggregate principal amount of $8,731 and $498 as unfunded contractual obligations to certain former option holders. The Junior Subordinated Debentures accrue interest at the rate of 11% per annum and interest is payable semi-annually on February 13 and August 13 of each year, commencing on February 13, 1997.

      The Company, at its option, may prepay all or a portion of the outstanding principal amount of the Junior Subordinated Debentures and unfunded contractual obligations, provided such payments are permitted under the Company's Senior Notes Indenture and working capital facility. Additionally, cash interest payments to Junior Subordinated Debentures holders are permitted under certain circumstances. To the extent such payments are permitted, they will be funded by dividends from Aetna to Aetna Holdings. Aetna is prohibited from making distributions to either Aetna Holdings or MS Acquisition if (i) it is in default under its Note Indenture, (ii) the total of the distributions would exceed 50% of the cumulative net income (or if there is a cumulative net loss, minus 100% of the cumulative net loss) that Aetna earned subsequent to the issuance of the Notes on August 13, 1996, adjusted for the sale of any capital stock of Aetna and, (iii) under certain other circumstances.

      There were no amounts accrued as of December 28, 1997 for expected payments to holders of Junior Subordinated Debentures and unfunded contractual obligations during 1998

9.    EMPLOYEE BENEFIT PLANS

      Aetna has four defined benefit pension plans covering the majority of its hourly employees. Aetna's funding policy is to fund costs as required under the Employee Retirement Income Security Act of 1974, as amended. The plans' assets are invested in a master trust.

                              MS ACQUISITION CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


9.    EMPLOYEE BENEFIT PLANS (CONTINUED)

      The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets at December 28, 1997 and December 29, 1996:

                                                  DECEMBER 28, 1997    DECEMBER 29, 1996
                                                  -----------------    -----------------

      Actuarial present value of benefit
       obligations:
      Accumulated benefit obligation,
       including vested benefits of
      $1,223 and  $1,400,
       respectively                                   $ 1,572             $ 1,528
                                                      =======             =======

      Plan assets at fair value                       $ 2,047             $ 1,709
      Projected benefit obligation for
       service rendered to date                         1,572               1,528
      Plan assets in excess of                        -------             -------
       projected benefit obligation                       475                 181
      Unrecognized loss from prior
       experience                                         142                 419
                                                      -------             -------
      Prepaid pension cost included
       in deferred costs and other assets             $   617             $   600
                                                      =======             =======

      Weighted average discount rate                     7.25%               7.50%
                                                      =======             =======

       Estimated long-term rate of return
        on assets                                        9.50%               9.50%
                                                      =======             =======

                                                         1997                1996            1995

      Pension cost includes:
       Service cost                                   $   198             $   158           $ 102
       Interest cost                                      100                 102              88
       Actual return on assets                           (313)               (217)           (262)
       Net amortization                                   156                 100             164
                                                      -------             -------           -----

                                                      $   141             $   143           $  92
                                                      =======             =======           =====


      Aetna also maintains a 401(k) plan for all eligible nonunion employees, and a 401(k) plan for certain union employees not covered by the defined benefit plans above. During fiscal years 1997, 1996 and 1995, the Company incurred $153, $140 and $130, respectively, of expense related to 401(k) plans.

                              MS ACQUISITION CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



10.   INCOME TAXES

      The income tax provision comprises the following:

                                                                1997            1996      1995

      Current income taxes payable                            $    314         $ 2,671    $ 2,782
      Deferred income taxes                                     (1,698)           (699)      (905)
                                                              --------         -------    -------
                                                              $ (1,384)        $ 1,972    $ 1,877
                                                              ========         =======    =======


      Deferred tax assets and liabilities are comprised of the following:

                                                                                  DECEMBER 28,      DECEMBER 29,
                                                                                      1997              1996

      DEFERRED TAX ASSETS
      Workers' compensation                                                         $   1,255        $   1,046
      Other                                                                             1,513              896
                                                                                    ---------        ---------
      Gross deferred tax assets                                                         2,768            1,942
                                                                                    ---------        ---------
      DEFERRED TAX LIABILITIES
      Depreciation                                                                      7,590            7,999
      Inventory                                                                         1,243            1,647
      Deferred costs and other                                                            521              114
                                                                                    ---------        ---------
      Gross deferred tax liabilities                                                    9,354            9,760
                                                                                    ---------        ---------

      Net deferred tax liability                                                    $   6,586        $   7,818
                                                                                    =========        =========


      A reconciliation of the U.S. federal statutory rate to the Company's effective rate is as follows:

                                                                         1997        1996       1995

      U.S. federal statutory rate                                       (35.0%)      35.0%      35.0%
      Effect of graduated rates                                           1.0        (1.0)      (1.0)
      Non-deductible goodwill                                             5.9         7.2        4.2
      Reversal of tax reserves no longer required                                               (2.7)
      Effect of 1% increase (decrease) in federal rate                                          (3.9)
      Research and development credit refunds                                        (3.0)
      FSC commission                                                     (1.0)
      Other                                                              (2.7)       (1.7)      (2.6)
                                                                       ------      ------     ------

                                                                        (31.8)%      36.5%      29.0%
                                                                       ======      ======     ======

                              MS ACQUISITION CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



11.   CONTINGENCIES AND LEASE COMMITMENT

      Aetna leases a production facility under a lease agreement accounted for as an operating lease. The lease agreement calls for annual rent of approximately $593 through December 1998 and annual rent of approximately $495 through October 1999 and provides for three five-year renewal options. Additionally, Aetna leases certain machinery and equipment under operating leases. Future minimum rental payments on the machinery and equipment are as follows: 1998 - $337; 1999 - $208; 2000 - $137; 2001 -
      $36.

12.   LONG-TERM DEBT

      On August 13, 1996, Aetna issued $85,000 of its 11-7/8% Senior Notes due 2006 (Old Notes) in a private placement offering. On December 13, 1996, the Old Notes were exchanged for new $85,000 11-7/8% Senior Notes due 2006 (New Notes). The New Notes have substantially the same terms as the Old Notes except with respect to certain transfer restrictions and registration rights relating to the Old Notes. The New Notes have been fully and unconditionally guaranteed by MS Acquisition, Aetna Holdings and Export, on a joint and several basis. These notes also have certain restrictive covenants including limitations on the following matters: (i) the incurrence of additional indebtedness, (ii) the issuance of preferred stock by subsidiaries, (iii) the creation of liens, (iv) sale and leaseback transactions, (v) restricted payments, (vi) the sales of assets and subsidiary stock, (vii) mergers and consolidations (viii) payment restrictions affecting subsidiaries and (ix) transactions with affiliates. At December 28, 1997, the fair market value of Senior Notes approximated its carrying value.

      In May 1996, Aetna executed a new credit agreement whereby it may borrow, based upon available collateral as defined in the agreement (principally inventory, tooling, and accounts receivable), up to $35,000 at either (i) a Floating Rate, defined as the greater of the Prime Rate or the sum of 1% plus the Federal Funds Rate, or (ii) a Eurodollar Rate plus a margin agreed to by the banks. The Company is also charged a monthly fee equal to 0.5% per annum of the daily average unused amount of the credit agreement.

      The new credit agreement contains, among other provisions, covenants relating to the ratios of (i) debt to earnings before income taxes, interest and depreciation and amortization (EBITDA) and (ii) interest expense to EBITDA.

      In August 1996, in connection with the recapitalization of MS Acquisition its parent (see Note 1), Aetna amended and restated this working credit facility. The terms and covenants remained substantially unchanged.

      Debt issuance costs related to the issuance of the 11-7/8% Senior Notes aggregated $5,204, and are being amortized over the term of the notes. Costs associated with the new credit agreement totaled $199 and are being amortized over the five year term. Accumulated amortization for these costs aggregated $853 at December 28, 1997.

                                EXHIBIT INDEX


Exhibit                                                                                           Sequentially
Number                                              Exhibit                                         Numbered
------                                              -------                                           Page*
3.1                 Certificate of Incorporation of Aetna Industries, Inc. ("Aetna")                   (1)
3.2                 Amended and Restated  Certificate  of  Incorporation  of MS  Acquisition           (1)
                    Corp. ("MS Acquisition")
3.3                 Certificate of Incorporation of Aetna Holdings, Inc. ("Aetna Holdings")            (1)
3.4                 Certificate of Incorporation of Aetna Export Sales Corp. ("Export")                (1)
3.5                 By-laws of Aetna                                                                   (1)
3.6                 By-laws of MS Acquisition                                                          (1)
3.7                 By-laws of Aetna Holdings                                                          (1)
3.8                 By-laws of Export                                                                  (1)
4                   Indenture  dated  as of  August  1,  1996  by  and  among  Aetna,  Aetna           (1)
                    Holdings,  MS Acquisition,  Export and Norwest Bank Minnesota,  National
                    Association, as Trustee
10.1                Recapitalization  and Stock  Purchase  Agreement  dated as of August 13,           (1)
                    1996 among  Citicorp  Venture  Capital,  Ltd.,  MS  Acquisition  and the
                    stockholders listed therein
10.2                Stock  Purchase   Agreement  dated  as  of  August  13,  1996  among  MS           (1)
                    Acquisition,  Aetna Holdings and the  stockholders  and optionees listed therein
10.3                Credit  Agreement  dated as of May 2, 1996 among MS  Acquisition,  Aetna           (1)
                    and NBD Bank, as Lender and Agent (the "Credit Agreement")
10.4                First Amendment to Credit Agreement dated as of August 13, 1996                    (1)
10.5                Security  Agreement  dated  as of May 2,  1996 by  Aetna in favor of NBD           (1)
                    Bank, as Lender and Agent
10.6                Security  Agreement  dated as of May 2,  1996 by  Export in favor of NBD           (1)
                    Bank, as Lender and Agent
10.7                Pledge Agreement and Irrevocable  Proxy dated as of May 2, 1996 by Aetna           (1)
                    in favor of NBD Bank, as Lender and Agent
10.8                Registration  Rights  Agreement dated as of August 13, 1996 by and among           (1)
                    Aetna,   MS  Acquisition,   Aetna  Holdings,   Export  and  the  Initial
                    Purchasers named therein
10.9                Stockholders  Agreement dated as of August 13, 1996 among MS Acquisition           (1)
                    and its stockholders named therein

10.10               Registration  Rights  Agreement  dated as of August  13,  1996  among MS           (1)
                    Acquisition and its stockholders named therein
10.11               Management  Agreement  dated as of August  13,  1996 by and  between  MS           (1)
                    Acquisition and Aetna**
10.12               Form of 11%  Junior  Subordinated  Promissory  Notes  Due  2007 of Aetna           (1)
                    Holdings dated August 13, 1996
10.13               Agreement  to Indemnify  dated as of August 13, 1996  between  Aetna and           (1)
                    each of R. Epker, R. Small, J. Bakken, D. Thal and J. Singer
10.14               Amended and Restated Executive Stock Option Plan of MS Acquisition**               (1)
10.15               Form of Stock Option Agreement**                                                   (1)
10.16               Form of  Employment  Agreement  dated as of August 13, 1996 among Aetna,           (1)
                    MS Acquisition and Ueli Spring**
10.17               Employment  Agreement  dated as of  August  13,  1996  among  Aetna,  MS           (1)
                    Acquisition and Harold Brown**
10.18               Employment  Agreement  dated as of  August  13,  1996  among  Aetna,  MS           (1)
                    Acquisition and Gary Easterly**
10.19               Form of Purchase Order with General Motors Corporation
10.20               Form of Purchase Order with Chrysler Corporation                                   (1)
12.1                Statement Regarding Computation of Ratios - Aetna
12.2                Statement Regarding Computation of Ratios - MS Acquisition
21                  Subsidiaries of Aetna and MS Acquisition                                           (1)
25                  Statement of Eligibility  and  Qualification,  Form T-1, of Norwest Bank           (1)
                    Minnesota, National Association
27.1                Financial Data Schedule - Aetna                                                    (1)
27.2                Financial Data Schedule - MS Acquisition




* This information appears only in the manually signed original copies of this report.
**  Management contract or compensatory plan or arrangement.
(1) Incorporated by reference to the respective exhibit to Aetna's Registration Statement No. 333-11801