Form 10-Q
period 1998-03-29
AETNA INDUSTRIES INC; MS ACQUISITION
filed 1998-05-06
CIK 1022657, 1021907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 29, 1998.

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________________ to
_________________

Commission File No. 333-11801 (Aetna Industries, Inc.)
Commission File No. 333-11801-01 (MS Acquisition Corp.)

                             AETNA INDUSTRIES, INC.
                              MS ACQUISITION CORP.
             (Exact name of registrant as specified in its charter)


           Delaware                                     38-200-7550/13-337-9803
-------------------------------------------------------------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization                        Identification No.)


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


                                   Yes  X  No
                                       ---    ---
As of April 26, 1998, there were 1,000 shares of Aetna Industries, Inc. common stock outstanding and 3,899,999 shares of MS Acquisition Corp. Class A common stock outstanding.

                         TABLE OF ADDITIONAL REGISTRANTS

                                      NONE


                                      INDEX
PART I                     FINANCIAL INFORMATION                                         PAGE

Item 1.                    FINANCIAL STATEMENTS OF AETNA INDUSTRIES, INC.

                           Condensed Consolidated Balance Sheets -                          4
                           March 29, 1998 and December 28, 1997

                           Consolidated Statements of Operations -                          5
                           three months ended March 29, 1998
                           and March 30, 1997

                           Condensed Consolidated Statements of Cash Flows -                6
                           three months ended March 29, 1998
                           and March 30, 1997

                           Notes to Consolidated Financial Statements                       7

                           FINANCIAL STATEMENTS OF MS ACQUISITION CORP.

                           Condensed Consolidated Balance Sheets -                          9
                           March 29, 1998 and December 28, 1997

                           Consolidated Statements of Operations -                         10
                           three months ended March 29, 1998
                           and March 30, 1997

                           Condensed Consolidated Statements of Cash Flows -               11
                           three months ended March 29, 1998
                           and March 30, 1997

                           Notes to Consolidated Financial Statements                      12

Item 2.                    Management's Discussion and Analysis of                         14
                           Financial Condition and Results of Operations

Item 3.                    Quantitative and Qualitative Disclosures About
                           Market Risk                                                     17

PART II                    OTHER INFORMATION                                               17

                           Signatures                                                      18

EXHIBIT INDEX                                                                              19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                             AETNA INDUSTRIES, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                              MS ACQUISITION CORP.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)




                                                               MARCH 29, 1998          DECEMBER 28, 1997
                                                               --------------          -----------------
                                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash                                                      $       264               $        23
     Accounts receivable (less allowance for doubtful
       accounts of $372 and $359, respectively)                     46,988                    40,665
     Inventories                                                     7,539                     7,276
     Tooling                                                        19,332                    11,410
     Other current assets                                            2,186                     1,661
                                                               -----------               -----------
Total current assets                                                76,309                    61,035
                                                               -----------               -----------
Property, plant and equipment, net                                  53,194                    51,572
Deferred costs and other assets                                      5,341                     5,489
Cost in excess of net assets acquired                               24,773                    24,973
                                                               -----------               -----------

                                                               $   159,617               $   143,069
                                                               ===========               ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
     Accounts payable                                          $    40,348               $    33,485
     Accrued expenses                                               13,394                     9,508
     Line of credit                                                 18,805                    13,530
                                                               -----------               -----------
Total current liabilities                                           72,547                    56,523
                                                               -----------               -----------
Long-term debt                                                      85,000                    85,000
Deferred income taxes                                                7,432                     7,432
Stockholder's equity
     Common stock - $.01 par value; 1,000 shares
        issued and outstanding                                          --                        --
     Contributed capital                                             9,024                     9,024
     Accumulated deficit                                           (14,386)                  (14,910)
                                                               -----------               -----------
                                                                    (5,362)                   (5,886)
                                                               -----------               -----------

                                                               $   159,617               $   143,069
                                                               ===========               ===========


           See accompanying notes to consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                              MS ACQUISITION CORP.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)




                                                                                             THREE MONTHS ENDED
                                                                                           ----------------------
                                                                                           MARCH 29,    MARCH 30,
                                                                                            1998            1997
                                                                                            ----            ----
                                                                                               (UNAUDITED)
Net sales                                                                               $   53,085      $ 55,097
Cost of sales                                                                               44,974        46,975
Selling, general and administrative expenses                                                 4,486         3,829
                                                                                         ---------     ---------
Operating income                                                                             3,625         4,293
Interest expense, net                                                                        2,866         2,561
                                                                                         ---------     ---------
Income before income taxes                                                                     759         1,732
Income tax provision                                                                           235           669
                                                                                         ---------     ---------

Net income                                                                              $      524     $   1,063
                                                                                        ==========     =========


















          See accompanying notes to consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                              MS ACQUISITION CORP.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                      THREE MONTHS ENDED
                                                                                  ---------------------------
                                                                                  MARCH 29,         MARCH 30,
                                                                                    1998              1997
                                                                                    ----              ----
                                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                   $    524        $    1,063
     Adjustments to reconcile net income to net cash
        used for operating activities
        Depreciation and amortization                                                1,941             1,823
        Deferred income taxes                                                           --                10
        Changes in other assets and liabilities                                     (4,285)           (6,867)
                                                                                  --------        ----------
     Net cash used for operating activities                                         (1,820)           (3,971)
                                                                                  --------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment                                     (3,214)           (3,005)
     Increase in other assets                                                           --              (117)
                                                                                  --------        ----------

     Net cash used for investing activities                                         (3,214)           (3,122)
                                                                                  --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in line of credit                                                  5,275             3,117
                                                                                  --------        ----------
     Net cash provided by financing                                                  5,275             3,117
                                                                                  --------        ----------

     Net increase (decrease) in cash                                                   241            (3,976)
     Cash - beginning of year                                                           23             4,011
                                                                                  --------        ----------

     Cash - end of period                                                         $    264        $       35
                                                                                  ========        ==========






          See accompanying notes to consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                              MS ACQUISITION CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Aetna Industries, Inc. (Aetna) have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, which include only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with Aetna's consolidated financial statements and notes thereto for the year ended December 28, 1997.

2.   SUBSEQUENT EVENT

     On April 14, 1998, the outstanding capital stock of Societe Financiere de Developpement Industriel et Technologique, a French societe anonyme (Sofedit) was transferred to MS Acquisition Corp., the holding company for Aetna, in consideration of (i) promissory notes of MS Acquisition in an aggregate principal amount of approximately $41 million; (ii) a portion of Sofedit's profits for fiscal year 1997 to be paid to the former stockholders of Sofedit consistent with the past dividend policy of Sofedit; (iii) $27 million in Series B Preferred Stock of MS Acquisition; and (iv) 3,000,000 shares of Class A Common Stock of MS Acquisition (representing approximately 75% of MS Acquisition's common stock ownership). In addition, MS Acquisition assumed approximately $12 million of debt of the Sofedit group in connection with the transaction.

3.   INVENTORIES

     Inventories are comprised of the following:


                                                                            MARCH 29,         DECEMBER 28,
                                                                              1998                1997
                                                                              ----                ----
     Inventories valued at LIFO
       Raw materials                                                      $   1,603             $     483
       Work-in-process                                                        2,505                 3,134
       Finished goods                                                         1,701                 1,500
                                                                          ---------             ---------
                                                                              5,809                 5,117
       LIFO reserve                                                            (200)                 (200)
                                                                          ---------             ---------

                                                                              5,609                 4,917
                                                                          ---------             ---------
     Inventories valued at FIFO
       Purchased parts and purchased labor                                    1,930                 2,359
                                                                          ---------             ---------

     Total inventories                                                    $   7,539             $   7,276
                                                                          =========             =========



                             AETNA INDUSTRIES, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF

                              MS ACQUISITION CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

4.   STOCKHOLDER'S EQUITY


                                                                                               TOTAL
                                                     CONTRIBUTED       ACCUMULATED         STOCKHOLDER'S
                                                       CAPITAL           DEFICIT              EQUITY
                                                       -------           -------              ------
     Balance at December 28, 1997                    $  9,024          $  (14,910)           $ (5,886)
     Net income                                                               524                 524
                                                     --------          ----------            --------

     Balance at March 29, 1998                       $  9,024          $  (14,386)           $ (5,362)
                                                     ========          ==========            ========


                              MS ACQUISITION CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)




                                                                            MARCH  29, 1998       DECEMBER  28, 1997
                                                                            ---------------       ------------------
                                                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash                                                                         $     264    $      23
     Accounts receivable (less allowance for doubtful
     accounts of $372 and $359, respectively)                                        46,832       40,439
     Inventories                                                                      7,539        7,276
     Tooling                                                                         19,332       11,410
     Other current assets                                                             2,186        1,661
                                                                                  ---------    ---------
Total current assets                                                                 76,153       60,809
                                                                                  ---------    ---------
Property, plant and equipment, net                                                   53,194       51,572
Deferred costs and other assets                                                       5,341        5,489
Cost in excess of net assets acquired                                                24,773       24,973
                                                                                  ---------    ---------

                                                                                  $ 159,461    $ 142,843
                                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

     Accounts payable                                                             $  40,348    $  33,485
     Accrued expenses                                                                13,522        9,848
     Line of credit                                                                  18,805       13,530
                                                                                  ---------    ---------
Total current liabilities                                                            72,675       56,863
                                                                                  ---------    ---------
Long-term debt                                                                       85,000       85,000
Junior subordinated debentures                                                        7,789        7,789
Deferred interest, junior subordinated debentures                                       432           --
Deferred income taxes                                                                 7,432        7,432
Redeemable preferred stock
     Series A - $100 stated value;293,123 shares authorized;                         13,689       13,328
       135,096 and 127,962 shares issued and outstanding, respectively                   --           --
     Series B - $100 stated value; 2,000,000 shares authorized
Stockholders' Equity
     Class A, common stock - $.01 par value, 5,000,000
      shares authorized, 383,409 shares issued and outstanding                            4            4
     Class B, common stock - $.01 par value, 5,000,000
      shares authorized, 516,590 shares issued and outstanding                            5            5
     Additional paid-in capital                                                      13,799       14,159
     Accumulated deficit                                                            (34,088)     (34,461)
     Fair market value in excess of historical cost of net
       assets acquired from entities partially under
       common control                                                                (7,276)      (7,276)
                                                                                  ---------    ---------

                                                                                    (27,556)     (27,569)
                                                                                  ---------    ---------
                                                                                  $ 159,461    $ 142,843
                                                                                  =========    =========


           See accompanying notes to consolidated financial statements.

                              MS ACQUISITION CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                                            THREE MONTHS ENDED
                                                                                          -----------------------
                                                                                          MARCH 29,     MARCH 30,
                                                                                            1998          1997
                                                                                            ----          ----
                                                                                               (UNAUDITED)

Net sales                                                                                $  53,085     $  55,097
Cost of sales                                                                               44,974        46,975
Selling, general and administrative expenses                                                 4,489         3,833
                                                                                         ---------     ---------
Operating income                                                                             3,622         4,289

Interest expense, net                                                                        3,082         2,800
                                                                                         ---------     ---------
Income before income taxes                                                                     540         1,489
Income tax provision                                                                           167           576
                                                                                         ---------     ---------
Net income before preferred stock dividend                                                     373           913
                                                                                         ---------     ---------
Preferred stock dividend requirements                                                         (360)         (324)
                                                                                         ---------     ---------

Net income available for common stockholders                                             $      13     $     589
                                                                                         =========     =========




          See accompanying notes to consolidated financial statements.

                              MS ACQUISITION CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                       THREE MONTHS ENDED
                                                                                  ---------------------------
                                                                                  MARCH 29,         MARCH 30,
                                                                                    1998              1997
                                                                                    ----              ----
                                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                   $    373         $     913
     Adjustments to reconcile net income to net cash
        used for operating activities
        Depreciation and amortization                                                1,941             1,823
        Deferred interest                                                              432                --
        Deferred income taxes                                                           --                10
        Changes in other assets and liabilities                                     (4,566)           (5,672)
                                                                                  --------         ---------
     Net cash used for operating activities                                         (1,820)           (2,926)
                                                                                  --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment                                     (3,214)           (3,005)
     Increase in other assets                                                           --              (117)
                                                                                  --------         ----------

     Net cash used for investing activities                                         (3,214)           (3,122)
                                                                                  ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of junior subordinated debentures                                        --            (1,045)
     Net increase in line of credit                                                  5,275             3,117
                                                                                  --------         ---------

     Net cash provided by financing                                                  5,275             2,072
                                                                                  --------         ---------

     Net increase (decrease) in cash                                                   241            (3,976)
     Cash - beginning of year                                                           23             4,011
                                                                                  --------         ---------

     Cash - end of period                                                         $    264         $      35
                                                                                  ========         =========







          See accompanying notes to consolidated financial statements.

                              MS ACQUISITION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     MS Acquisition Corp. (MS Acquisition) was formed primarily for the purpose of purchasing Aetna Industries, Inc. (Aetna). It does not have any significant operations, other than its investments in its subsidiaries assets or liabilities, other than preferred stock, junior subordinated debentures and accruals.

     The accompanying unaudited condensed consolidated financial statements of MS Acquisition have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, which include only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with MS Acquisition's consolidated financial statements and notes thereto for the year ended December 28, 1997.

3.   SUBSEQUENT EVENT

     On April 14, 1998, the outstanding capital stock of Societe Financiere de Developpement Industriel et Technologique, a French societe anonyme (Sofedit) was transferred to MS Acquisition Corp., the holding company for Aetna, in consideration of (i) promissory notes of MS Acquisition in an aggregate principal amount of approximately $41 million; (ii) a portion of Sofedit's profits for fiscal year 1997 to be paid to the former stockholders of Sofedit consistent with the past dividend policy of Sofedit; (iii) $27 million in Series B Preferred Stock of MS Acquisition; and (iv) 3,000,000 shares of Class A Common Stock of MS Acquisition (representing approximately 75% of MS Acquisition's common stock ownership). In addition, MS Acquisition assumed approximately $12 million of debt of the Sofedit group in connection with the transaction.

                              MS ACQUISITION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

3.   INVENTORIES

     Inventories are comprised of the following:



                                                                            MARCH 29,         DECEMBER 28,
                                                                              1998                1997
                                                                              ----                ----
     Inventories valued at LIFO
       Raw materials                                                       $   1,603            $     483
       Work-in-process                                                         2,505                3,134
       Finished goods                                                          1,701                1,500
                                                                           ---------            ---------
                                                                               5,809                5,117
     LIFO reserve                                                               (200)                (200)
                                                                           ---------            ---------

                                                                               5,609                4,917
                                                                           ---------            ---------

     Inventories valued at FIFO
       Purchased parts and purchased labor                                     1,930                2,359
                                                                           ---------            ---------

     Total inventories                                                     $   7,539            $   7,276
                                                                           =========            =========


4.   STOCKHOLDERS' EQUITY

                                                                                            FAIR MARKET
                                                                                             VALUE IN
                                                                                             EXCESS OF
                                                                                            HISTORICAL
                                       CLASS A     CLASS B   ADDITIONAL                       COST OF         TOTAL
                                       COMMON      COMMON      PAID-IN       ACCUMULATED    NET ASSETS    STOCKHOLDERS'
                                        STOCK       STOCK      CAPITAL         DEFICIT       ACQUIRED        EQUITY
                                        -----       -----      -------         -------       --------        ------
     Balance at December 28, 1997      $    4      $   5      $  14,159     $  (34,461)     $ (7,276)      $ (27,569)
     Net income                                                                    373                           373
     Dividends on redeemable
      preferred stock                                              (360)                                        (360)
                                       ------      -----      ---------     ----------      --------       ---------

     Balance at March 29, 1998         $    4      $   5      $  13,799     $  (34,088)     $ (7,276)      $ (27,556)
                                       ======      =====      =========     ==========      ========       =========



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

THREE MONTHS ENDED MARCH 29, 1998 COMPARED TO THREE MONTHS ENDED MARCH 30, 1997

AS A PERCENTAGE OF NET SALES


                                             THREE MONTHS ENDED
                                 MARCH 29, 1998             MARCH 30, 1997
                                 --------------             --------------
                                            MS                        MS
                               AETNA    ACQUISITION       AETNA     ACQUISITION
                               -----    -----------       -----     -----------
Net sales                      100.0%   100.0%           100.0%       100.0%
Cost of sales                   84.7     84.7             85.3         85.3
Gross profit                    15.3     15.3             14.7         14.7
Selling, general &
  administrative expenses        8.5      8.5              6.9          6.9
Operating income                 6.8      6.8              7.8          7.8
Interest expense, net            5.4      5.8              4.7          5.0
Income before income taxes       1.4      1.0              3.1          2.8
Income tax provision             0.4      0.3              1.2          1.1
Net income                       1.0%     0.7%             1.9%         1.7%

NET SALES: Net sales for Aetna and MS Acquisition for the first quarter of 1998 were $53.1 million, or 3.7%, lower than first quarter 1997 sales of $55.1 million. Production sales of $52.6 million in the first quarter of 1998 were down $1.2 million from $53.8 million in the first quarter of 1997, while tooling and prototype sales were down $0.8 million for the same period. Production sales were unfavorably impacted by the disposal of low volume, marginally profitable roll form jobs and the balance out of production related to the General Motors' C/K truck sales due to a platform change that was begun last year. This decrease was partially offset by an increase in Jeep Cherokee (XJ) sales.

GROSS PROFIT: Aetna's and MS Acquisition's gross profit was $8.1 million, or 15.3% of net sales, for the first quarter of 1998 compared to $8.1 million, or 14.7% of net sales, for the same period in 1997. The increase, as a percentage of sales, was due to short-term factory assist work running more efficiently in the first quarter compared to previous quarters.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses for Aetna and MS Acquisition for the first quarter of 1998 were $4.5 million, or 8.5% of net sales, compared to $3.8 million, or 6.9% of net sales, for the same period in 1997. The increase, as a percentage of sales, was due to start up costs and additional staff in support of new platforms, especially the new Chrysler Jeep Grand Cherokee, the Saturn LS and new CAMI J2 programs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INTEREST EXPENSE: Aetna's interest expense for the first quarter of 1998 was $2.9 million, or 5.4% of net sales, compared to $2.6 million or 4.7% of net sales for the same period in 1997. Interest expense was impacted by higher levels of debt outstanding. MS Acquisition also had additional interest expense of $0.2 million, or 0.4% of sales, which is attributed to the junior subordinated debentures.

INCOME TAXES: The income tax provision for Aetna in the first quarter of 1998 was $0.2 million with an effective tax rate of 31.0% as compared to a provision of $0.7 million with an effective tax rate of 38.6% for the same period in 1997. The income tax provision for MS Acquisition in the first quarter of 1998 was $0.2 million with an effective tax rate of 30.9% as compared to a provision of $0.6 million with an effective tax rate of 38.7% for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Aetna's and MS Acquisition's principal capital requirements are to fund working capital needs, to meet required debt payments and to complete planned maintenance and expansion expenditures.

On April 14, 1998, the outstanding capital stock of Societe Financiere de Developpement Industriel et Technologique, a French societe anonyme (Sofedit) was transferred to MS Acquisition in consideration of (i) promissory notes of MS Acquisition in an aggregate principal amount of approximately $41 million; (ii) a portion of Sofedit's profits for fiscal year 1997 to be paid to the former stockholders of Sofedit consistent with the past dividend policy of Sofedit;
(iii) $27 million in Series B Preferred Stock of MS Acquisition; and (iv) 3,000,000 shares of Class A Common Stock of MS Acquisition (representing approximately 75% of MS Acquisition's common stock ownership). In addition, MS Acquisition assumed approximately $12 million of debt of the Sofedit group in connection with the transaction.

At March 29, 1998 there was $15.0 million available under the Credit Agreement dated as of May 2, 1996 among Aetna, MS Acquisition, Aetna Holdings, Inc. (Aetna Holdings) and Aetna Export Sales Corp. and NBD Bank, as amended (Senior Revolving Credit Facility). In March 1998, the Company obtained a commitment for an additional $20.0 million under the Senior Revolving Credit Facility to support Saturn tooling expenditure requirements.

Management currently anticipates that its operating cash flow, together with available borrowings under the Senior Revolving Credit Facility, will be sufficient to meet working capital requirements, capital expenditure requirements, and interest requirements on debt obligations through June 30, 1999, the current term of the Senior Revolving Credit Facility.

Net cash flow used for operations for the three months ended March 29, 1998 aggregated $1.8 million for Aetna and MS Acquisition. This compares to net cash used for operations of $4.0 million and $2.3 million for Aetna and MS Acquisition, respectively, for the same period in 1997. The decrease was attributable to a prior year new job pricing issue that was later resolved that led to a build-up in accounts receivable. The decrease was partially offset by an increase in tooling inventory for new Mitsubishi and Saturn platforms as well as WJ prototypes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow used for investing activities aggregated $3.2 million for the three months ended March 29, 1998 as compared to $3.1 million for the same period in 1997 at both Aetna and MS Acquisition and consists principally of capital expenditures. The major capital projects during 1998 have been the renovation of Plant 7 which will be used to stamp the majority of the new Saturn LS jobs at Aetna and the purchase of equipment for the start up of the Aetna Manufacturing Canada plant in London, Ontario serving CAMI's J2 platform.

Net cash flows provided by financing aggregated $5.3 million and represented increases in the Senior Revolving Credit Facility for Aetna and MS Acquisition. In addition, MS Acquisition paid $1.0 million of its junior subordinated debentures during the three months ended March 30, 1997.

To the extent dividends to Aetna Holdings, Inc. (Aetna Holdings) which fund cash interest payments on the Junior Subordinated Debentures and cash payments on the unfunded contractual obligations to former option holders are permitted under the 11-7/8% Senior Note Indenture and the Senior Revolving Credit Facility, interest on the Junior Subordinated Debentures and the contractual obligations will be funded by cash dividends by Aetna to Aetna Holdings. Additionally, up to $2.5 million in the aggregate principal amount of the Junior Subordinated Debentures will be required to be redeemed by Aetna Holdings from time to time to the extent dividends to Aetna Holdings are permitted to be paid by the 11-7/8% Senior Note Indenture and the Senior Revolving Credit Facility. Aetna is in default under the Indenture and is therefore not permitted to make a distribution to Aetna Holdings. The amount of deferred interest at March 29, 1998 representing interest on the debentures was $0.4 million.

FUTURE OPERATING RESULTS

With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties, including, but not limited to, factors related to the highly competitive nature of the automotive supplier industry and its sensitivity to changes in general economic conditions, the results of financing efforts and other factors discussed in Aetna's and MS Acquistion's filings with the Securities and Exchange Commission (including the April 14, 1998 transaction with Sofedit). Such factors could affect Aetna's and MS Acquisition's actual results during the remainder of 1998 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of Aetna or MS Acquisition. There can be no assurance that additional sources of financing will not be required during the next twelve months as a result of unanticipated cash demands or opportunities for expansion or acquisition, changes in growth strategy or adverse operating results. There can be no assurance that any additional funds required by Aetna or MS Acquisition, whether within the next twelve months or thereafter, will be available to Aetna or MS Acquisition on satisfactory terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

PART II. OTHER INFORMATION


ITEM 1 TO 5.      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


EXHIBIT NO.                 DESCRIPTION OF EXHIBITS
27.1            Financial Data Schedule for Aetna Industries, Inc. (EDGAR Filing Only)
27.2            Financial Data Schedule for MS Acquisition Corp. (EDGAR Filing Only)

(b) No reports on Form 8-K were filed by the registrants during the three months ended March 29, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

The signatory hereby acknowledges and adopts the typed form of his name in the electronic filing of this document with the Securities and Exchange Commission.

                                        Aetna Industries, Inc.


Date:  May 6, 1998                      By:  s/ Harold A. Brown
                                            -------------------
                                        Harold A. Brown
                                        Vice President, Finance and Secretary
                                        (Principal Financial and Accounting
                                        Officer)


                                         MS Acquisition Corp.


Date:  May 6, 1998                       By:  s/ Harold A. Brown
                                             -------------------
                                         Harold A. Brown
                                         Vice President, Finance and Secretary
                                         (Principal Financial and Accounting
                                         Officer)

                                  EXHIBIT INDEX

Exhibit No.      Description of Exhibits
-----------      -----------------------
27.1             Financial Data Schedule for Aetna Industries, Inc.
27.2             Financial Data Schedule for MS Acquisition Corp.