Form 10-Q
period 1998-06-28
AETNA INDUSTRIES INC; MS ACQUISITION
filed 1998-08-12
CIK 1022657, 1021907

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the quarterly period ended June 28, 1998.

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the transition period from                  to
                               -----------------   ----------------------


Commission File No. 333-11801 (Aetna Industries, Inc.)
Commission File No. 333-11801-01 (MS Acquisition Corp.)

                             AETNA INDUSTRIES, INC.
                              MS ACQUISITION CORP.
            (Exact name of registrant as specified in its character)

         Delaware                                 38-200-7550/13-337-9803
------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


24331 Sherwood Avenue, P.O. Box 3067, Centerline, Michigan         48015-0067

1, rue Thomas Edison, Quartier des Chenes
78056 St. Quentin en Yvelines, France
------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code      (810) 759-2200
                                                        (33-1) 39-4120.00

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes   X    No
                              -----     -----
As of August 7, 1998, there were 1,000 shares of Aetna Industries, Inc. common stock outstanding and 3,899,998 shares of MS Acquisition Corp. Class A common stock outstanding.

INDEX

PART I       FINANCIAL INFORMATION                                        PAGE

Item 1.      FINANCIAL STATEMENTS OF AETNA INDUSTRIES, INC.

             Condensed Consolidated Balance Sheets -                          3
             June 28, 1998 and December 28, 1997

             Consolidated Statements of Operations -                          4
             three months and six months ended June 28, 1998
             and June 29, 1997

             Condensed Consolidated Statements of Cash Flows -                5
             six months ended June 28, 1998
             and June 29, 1997

             Notes to Consolidated Financial Statements                       6

             FINANCIAL STATEMENTS OF MS ACQUISITION CORP.

             Condensed Consolidated Balance Sheets -                          8
             June 30, 1998 and December 31, 1997

             Consolidated Statements of Operations -                          9
             and six months ended June 30, 1998
             and June 30, 1997

             Condensed Consolidated Statements of Cash Flows -               10
             six months ended June 30, 1998
             and June 30, 1997

             Notes to Consolidated Financial Statements                      11

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   16

Item 3.      Quantitative and Qualitative Disclosures About                  24
             Market Risk

PART II      OTHER INFORMATION                                               24

             Signatures                                                      25

             Description of Exhibits                                         26

EXHIBIT INDEX                                                                27

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             AETNA INDUSTRIES, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                              MS ACQUISITION CORP.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                JUNE 28, 1998          DECEMBER 28, 1997
                                                                -------------          -----------------
                                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash                                                      $       215               $        23
     Accounts receivable (less allowance for doubtful
       accounts of $385 and $359, respectively)                     29,226                    40,665
     Inventories                                                     7,128                     7,276
     Tooling                                                        30,270                    11,410
     Other current assets                                            2,280                     1,661
                                                               -----------               -----------
Total current assets                                                69,119                    61,035
                                                               -----------               -----------
Property, plant and equipment, net                                  57,534                    51,572
Deferred costs and other assets                                      6,031                     5,489
Goodwill                                                            24,572                    24,973
                                                               -----------               -----------
                                                               $   157,256               $   143,069
                                                               ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                          $    37,376               $    33,485
     Accrued expenses                                               10,034                     9,508
     Line of credit                                                 25,981                    13,530
                                                               -----------               -----------
Total current liabilities                                           73,391                    56,523
                                                               -----------               -----------
Long-term debt                                                      85,000                    85,000
Deferred income taxes                                                7,431                     7,432
Stockholder's equity
     Common stock - $.01 par value; 1,000 shares
        issued and outstanding                                          --                        --
     Contributed capital                                             9,024                     9,024
     Accumulated deficit                                           (17,590)                  (14,910)
                                                               -----------               -----------
                                                                    (8,566)                   (5,886)
                                                               -----------               -----------
                                                               $   157,256               $   143,069
                                                               ===========               ===========

See accompanying notes to consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                              MS ACQUISITION CORP.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            ------------------              ----------------
                                                        JUNE 28,        JUNE 29,          JUNE 28,      JUNE 29,
                                                          1998            1997              1998          1997
                                                          ----            ----              ----          ----
                                                              (UNAUDITED)                      (UNAUDITED)
Net sales                                             $    47,223      $    48,692       $  100,308     $  103,789
Cost of sales                                              43,405           42,712           88,379         89,687
                                                      -----------      -----------       ----------     ----------
Gross profit                                                3,818            5,980           11,929         14,102
Selling, general and administrative expenses                4,940            3,963            9,426          7,792
                                                      -----------      -----------       ----------     ----------
Operating income (loss)                                    (1,122)           2,017            2,503          6,310
Interest expense, net                                       3,187            2,709            6,053          5,270
                                                      -----------      -----------       ----------     ----------
Income (loss) before income taxes                          (4,309)            (692)          (3,550)         1,040
Income tax provision                                       (1,105)            (252)            (870)           417
                                                      -----------      -----------       ----------     ----------
Net income (loss)                                     $    (3,204)     $      (440)      $   (2,680)    $      623
                                                      ===========      ===========       ==========     ==========


         See accompanying notes to consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                              MS ACQUISITION CORP.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                       SIX MONTHS ENDED
                                                                                       ----------------
                                                                                  JUNE 28,          JUNE 29,
                                                                                    1998              1997
                                                                                    ----              ----
                                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $   (2,680)       $      623
     Adjustments to reconcile net income to net cash
      used for operating activities
        Depreciation and amortization                                                4,927             3,709
        Deferred income taxes                                                           --              (209)
        Changes in other assets and liabilities                                     (4,163)           (3,921)
                                                                                ----------        ----------
     Net cash provided by (used for) operating activities                           (1,916)              202
                                                                                ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment                                     (9,389)           (5,939)
     Increase in other assets                                                         (954)             (410)
                                                                                ----------        ----------

     Net cash used for investing activities                                        (10,343)           (6,349)
                                                                                ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in line of credit                                                 12,451             2,176
                                                                                ----------        ----------
     Net cash provided by financing activities                                      12,451             2,176
                                                                                ----------        ----------

     Net increase (decrease) in cash                                                   192            (3,971)
Cash - beginning of year                                                                23             4,011
                                                                                ----------        ----------

Cash - end of period                                                            $      215        $       40
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

     On April 14, 1998, Aetna's parent, MS Acquisition Corp. completed a combination with Societe Financiere d' Etude et de Developpement Industriel et Technologique S.A., a French societe anonyme (Sofedit) (the Combination). In connection with the Combination, Sofedit's former stockholders transferred the outstanding capital stock of Sofedit to MS Acquisition in exchange for: (i) promissory notes of MS Acquisition in the principal amount of $40.9 million; (ii) dividends in an amount of approximately $1.0 million; (iii) 270,000 shares of Series B Preferred stock ($27.0 million stated value) of MS Acquisition, (iv) shares of Common Stock of MS Acquisition, and (v) the assumption of approximately $12.0 million of debt of former stockholders. The Combination has been accounted for as a reverse acquisition because the former owners of Sofedit own approximately 75% of the fully diluted outstanding Common Stock of the Company as a result of the Combination. For accounting purposes, Sofedit is considered to be the acquiror of, and the predecessor to, the Company.

2.   INVENTORIES
     Inventories are comprised of the following:


                                                                            JUNE 28,          DECEMBER 28,
                                                                              1998                1997
                                                                              ----                ----
       Raw materials                                                      $     531             $     483
       Work-in-process                                                        1,503                 3,134
       Finished goods                                                         2,694                 1,500
       Purchased parts and purchased labor                                    2,400                 2,359
                                                                          ---------             ---------
                                                                              7,128                 7,476
                                                                          ---------             ---------
       LIFO reserve                                                              --                  (200)
                                                                          ---------             ---------
     Total inventories                                                    $   7,128             $   7,276
                                                                          =========             =========

                             AETNA INDUSTRIES, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                              MS ACQUISITION CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

3.   STOCKHOLDER'S EQUITY

                                                                                             TOTAL
                                                  CONTRIBUTED         ACCUMULATED         STOCKHOLDER'S
                                                    CAPITAL             DEFICIT              EQUITY
                                                  -----------         -----------         -------------
     Balance at December 28, 1997                  $    9,024         $   (14,910)          $  (5,886)
     Net loss                                                              (2,680)             (2,680)
                                                   ----------         -----------           ---------

     Balance at June 28, 1998                      $    9,024         $   (17,590)          $  (8,566)
                                                   ==========         ===========           =========

                              MS ACQUISITION CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                        JUNE 30, 1998           DECEMBER  31, 1997
                                                                        -------------           ------------------
                                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash                                                                $     22,925                $     11,626
    Accounts receivable (less allowance for doubtful
      accounts of $1,797 and $1,293, respectively)                           152,366                     115,823
    Inventories                                                               66,020                      64,013
    Tooling                                                                   30,655                          --
    Other current assets                                                      43,549                      36,826
                                                                        ------------                ------------
Total current assets                                                         315,515                     228,288
                                                                        ------------                ------------
Property, plant and equipment, net                                           183,012                     122,028
Deferred costs and other assets                                               11,597                       5,430
Goodwill                                                                      65,795                       6,166
                                                                        ------------                ------------
                                                                        $    575,919                $    361,912
                                                                        ============                ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                    $    154,793                $    109,876
    Accrued expenses                                                          78,873                      52,849
    Customer deposits and advances                                             7,614                       8,448
    Deferred income taxes                                                     15,729                       4,882
    Short-term borrowings                                                     55,537                      43,778
                                                                        ------------                ------------
Total current liabilities                                                    312,546                     219,833
                                                                        ------------                ------------
Long-term debt                                                               214,201                      71,416
Junior subordinated notes                                                      7,789                          --
Deferred interest, junior subordinated notes                                     432                          --
Deferred income taxes and other long-term liabilities                          5,122                       5,374
Redeemable preferred stock
    Series A - $100 stated value; 293,123 shares authorized;
    135,096 shares issued and outstanding                                     14,059                          --
    Series B - $100 stated value; 270,000 shares authorized;
    270,000 shares issued and outstanding                                     27,000                          --
Stockholders' Equity
    Class A, common stock - $.01 par value, 12,000,000
    shares authorized, 3,899,998 shares issued and outstanding                    39                          39
    Additional paid-in capital                                                39,601                      41,654
    Retained earnings (accumulated deficit)                                  (39,805)                     28,138
    Cumulative translation adjustment                                         (5,065)                     (4,542)
                                                                        ------------                ------------
                                                                              (5,230)                     65,289
                                                                        ------------                ------------
                                                                        $    575,919                $    361,912
                                                                        ============                ============

See accompanying notes to consolidated financial statements.

                              MS ACQUISITION CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                                  --------------------------
                                                                  JUNE 30,           JUNE 30,
                                                                    1998               1997
                                                                    ----               ----
                                                                          (UNAUDITED)
Net sales                                                       $   322,251       $     255,608
Cost of sales                                                       285,951             220,941
                                                                -----------       -------------
Gross profit                                                         36,300              34,667
Selling, general and administrative expenses                         18,168              14,004
Research and development expenses                                     4,234               4,042
Other expenses, net                                                   1,560               2,108
                                                                -----------       -------------
Operating income                                                     12,338              14,513
Net interest expense                                                  8,982               5,415
                                                                -----------       -------------
Income before income taxes                                            3,356               9,098
Income tax provision                                                  1,428               2,593
                                                                -----------       -------------
Income before discontinued operations                                 1,928               6,505
                                                                -----------       -------------
Share in net income of equity investees
 and minority interest                                                                     (155)
Losses on discontinued operations                                     1,490               1,374
                                                                -----------       -------------
Net income before preferred stock dividends                             438       $       5,286
                                                                -----------       =============
Preferred stock dividends                                              (362)
                                                                -----------
Net income available for
 common stockholders                                            $        76
                                                                ===========



See accompanying notes to consolidated financial statements.

                              MS ACQUISITION CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                       SIX MONTHS ENDED
                                                                                  --------------------------
                                                                                  JUNE 30,          JUNE 30,
                                                                                    1998              1997
                                                                                    ----              ----
                                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                  $       438       $     5,286
     Equity income                                                                        --               (12)
     Adjustments to reconcile net income to net cash
        used for operating activities
        Depreciation and amortization                                                 15,844            14,927
        (Decrease) increase in other long-term
         liabilities                                                                     (45)            1,364
        Changes in other assets and liabilities                                       15,027            (2,158)
                                                                                 -----------       -----------
     Net cash provided by operating activities                                        31,264            19,407
                                                                                 -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment                                      (18,864)           (7,877)
     Disposal of property, plant and equipment                                         2,224             1,851
     Additions to intangible assets and other, net                                    (1,089)           (4,228)
                                                                                 -----------       -----------
     Net cash used for investing activities                                          (17,729)          (10,254)
                                                                                 -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                                                   (2,377)           (2,349)
     Increase in long-term borrowings                                                  4,508             5,818
     Repayments of long-term debt                                                    (14,975)          (13,772)
     Net increase in line of credit                                                   10,603             3,050
                                                                                 -----------       -----------
     Net cash used for financing                                                      (2,241)           (7,253)
                                                                                 -----------       -----------
     Net effect of exchange rates and other                                                5            (1,330)
                                                                                 -----------       -----------
     Net increase in cash                                                             11,299               570
     Cash - beginning of year                                                         11,626            11,336
                                                                                 -----------       -----------

     Cash - end of period                                                        $    22,925       $    11,906
                                                                                 ===========       ===========


See accompanying notes to consolidated financial statements

                              MS ACQUISITION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of MS Acquisition have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. All adjustments, which include only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997.

     On April 14, 1998, MS Acquisition completed a combination with Societe Financiere d'Etude et de Developpement Industriel et Technologique S.A., a French societe anonyme (Sofedit) (the Combination). In connection with the Combination, Sofedit's former stockholders transferred the outstanding capital stock of Sofedit to MS Acquisition in exchange for: (i) promissory notes of MS Acquisition in the principal amount of $40.9 million; (ii) dividends in an amount of approximately $1.0 million; (iii) 270,000 shares of Series B Preferred stock ($27.0 million stated value) of MS Acquisiton;
     (iv) shares of Common Stock of MS Acquisition, and (v) the assumption of approximately $12.0 million of debt of former stockholders. The Combination has been accounted for as a reverse acquisition because the former owners of Sofedit own approximately 75% of the fully diluted outstanding Common Stock of the Company as a result of the Combination. For accounting purposes, Sofedit is considered to be the acquiror of, and the predecessor to, the Company.

     As a result of the Combination being accounted for as a reverse acquisition, the financial statements included herein for December 31, 1997 and for the six month period ended June 30,1997 represent the historical information of Sofedit, as predecessor. The consolidated balance sheet at June 30, 1998 represents the consolidated financial position of Sofedit and MS Acquisition. The statements of operations and cash flows for the six months ended June 30, 1998 represent the six month financial data of Sofedit, plus three months of financial data of MS Acquisition (from
     April 1, 1998). On a pro forma basis, MS Acquisition had net sales of $375.3 million and $359.4 million, and pre-tax income of $5.3 million and $9.9 million, for the six months ended June 30, 1998 and 1997, respectively.

     The acquisition was accounted for using the purchase method. Therefore, the purchase price was allocated to the identifiable assets and liabilities of MS Acquisition, based upon independent appraisals and management estimates. The excess of the purchase price over the fair market value of assets and liabilities aggregated $60,091 and has been recorded as goodwill and is being amortized over forty years.

                              MS ACQUISITION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

2.   INVENTORIES

     Inventories are comprised of the following:


                                                                            JUNE 30,          DECEMBER 31,
                                                                              1998                1997
                                                                              ----                ----
       Raw materials                                                      $    21,855          $    19,189
       Work-in-process                                                         29,150               30,214
       Finished goods                                                          17,570               16,819
                                                                          -----------          -----------
                                                                               68,575               66,222
       Reserves                                                                (2,555)              (2,209)
                                                                          -----------          -----------
     Total inventories                                                    $    66,020          $    64,013
                                                                          ===========          ===========


3.   STOCKHOLDERS' EQUITY


                                                           ADDITIONAL                      CUMULATIVE
                                              CAPITAL        PAID-IN       RETAINED       TRANSLATION      STOCKHOLDERS'
                                              STOCK          CAPITAL       EARNINGS        ADJUSTMENT          EQUITY
                                              -----          -------       --------        ----------          ------
Balance at December 31, 1997              $       39       $   41,654      $  28,138      $      (4,542)    $   65,289
Dividends paid                                                 (2,053)       (68,381)                          (70,434)
Translation adjustment                                                                             (523)          (523)
Net income                                                                       438                               438
                                          ----------       ----------      ---------      -------------     ----------
Balance at June 30, 1998                  $       39       $   39,601      $ (39,805)     $      (5,065)    $   (5,230)
                                          ==========       ==========      =========      =============     ==========


4.   COMBINING FINANCIAL INFORMATION OF THE COMPANY

     BALANCE SHEET AS OF JUNE 30, 1998

                                                  AETNA          MS
                                    AETNA        HOLDINGS    ACQUISITION      SOFEDIT     ELIMINATIONS      TOTAL
                                    -----        --------    -----------      -------     ------------      -----
Total current assets           $    69,119     $   7,631     $    13,949   $   245,692   $  (20,876)   $   315,515
Property, plant and
 equipment, net                     57,534                         7,098       118,380                     183,012
Other long-term
 assets                             30,603           641         142,378         8,770     (105,000)        77,392
                               -----------     ---------     -----------   -----------   ----------    -----------
   Total assets                $   157,256     $   8,272     $   163,425   $   372,842   $ (125,876)   $   575,919
                               ===========     =========     ===========   ===========   ==========    ===========
Total current liabilities      $    73,391     $     316     $    51,329   $   227,815   $    7,431    $   312,546
Long-term debt                      85,000                         3,593        77,872                     214,201
Junior subordinated
 notes                                             7,789                                                     7,789
Deferred interest,
 junior subordinated notes                           432                                                       432
Deferred income taxes and
  other long-term liabilities        7,431                                       5,122       (7,431)         5,122
Redeemable preferred stock
 Series A                                                         14,059                                    14,059
 Series B                                                         27,000                                    27,000
     Class A, common stock -
     $.01 par value,
     12,000,000 shares
     authorized, 3,899,998
     shares issued and
     outstanding                                                      39                                        39
     Additional paid-in capital      9,024          (575)         52,028                    (20,876)        39,601
     Retained earnings
     (accumulated deficit)         (17,590)          310          15,377        67,098     (105,000)       (39,805)
     Cumulative translation
     adjustment                                                                 (5,065)                     (5,065)
                               -----------     ---------     -----------   -----------   ----------    -----------
                                    (8,566)         (265)         67,444       (60,326)      26,726         (5,230)
                               -----------     ---------     -----------   -----------   ----------    -----------
                               $   157,256     $   8,272     $   163,425   $   372,842   $ (125,876)   $   575,919
                               ===========     =========     ===========   ===========   ==========    ===========

      CONSOLIDATED STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED
      JUNE 30, 1998

                                                AETNA          MS
                                  AETNA        HOLDINGS     ACQUISITION     SOFEDIT      ELIMINATIONS      TOTAL
                                  -----        --------     -----------     -------      ------------      -----
Net sales                      $  47,223     $     --      $       --    $   275,028   $         --    $   322,251
Cost of sales                     43,405                          407        242,139                       285,951
                               ---------     --------      ----------    -----------   ------------    -----------
Gross profit                       3,818                         (407)        32,899                        36,300
Selling, general and
 administrative expenses           4,740           --             206         13,222                        18,168
Research and development
 expenses                                                                      4,234                         4,234
Other expense, net                   200                                       1,360                         1,560
                               ---------     --------      ----------    -----------   ------------    -----------
Operating income (loss)           (1,122)                        (614)        14,073                        12,338
Net interest expense               3,187          432             837          4,742           (216)         8,982
                               ---------     --------      ----------    -----------   ------------    -----------
Income (loss) before income
 taxes                            (4,309)        (432)         (1,451)         9,331            216          3,356
Income tax provision              (1,105)          54            (419)         3,006           (757)         1,428
                               ---------     --------      ----------    -----------   ------------    -----------
Income (loss) before
discontinued  operations       $  (3,204)    $   (378)     $   (1,032)   $     6,325   $        216    $     1,928
                               =========     ========      ==========    ===========   ============    ===========


      CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED
      JUNE 30, 1998.

                                                AETNA          MS
                                  AETNA        HOLDINGS     ACQUISITION      SOFEDIT       TOTAL
                                  -----        --------     -----------      -------       -----
     Net cash provided by
      operating activities     $  (1,916)    $     --      $       --      $  33,180    $    31,264
                               ---------     --------      ----------      ---------    -----------

     Net cash used for
      investing activities       (10,343)          --              --         (7,386)       (17,729)
                               ---------     --------      ----------      ---------    -----------
     Net cash provided by
      financing                   12,451           --              --        (14,692)        (2,241)
                               ---------     --------      ----------      ---------    -----------
     Net effect of exchange
      rates and others                                                             5              5
                               ---------     --------      ----------      ----------   -----------
     Net increase in cash            192                                      11,107         11,299
     Cash - beginning of year         23                                      11,603         11,626
                               ---------     --------      ----------      ---------    -----------
     Cash - end of period      $     215     $     --      $       --      $  22,710    $    22,925
                               =========     ========      ==========      =========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AETNA
----------------------
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, Aetna's statement of operations expressed as a percentage of net sales. This table and subsequent discussions should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Aetna included elsewhere herein.

AS A PERCENTAGE OF NET SALES


                                              THREE MONTHS ENDED                        SIX MONTHS ENDED
                                    ------------------------------------       ----------------------------------
                                    JUNE 28, 1998          JUNE 29, 1997       JUNE 28, 1998        JUNE 29, 1997
                                    -------------          -------------       -------------        -------------
Net sales                              100.0%                 100.0%                 100.0%               100.0%
Cost of sales                           91.9                   87.7                   88.1                 86.4
                                       -----                  -----                  -----                -----
Gross profit                             8.1                   12.3                   11.9                 13.6
Selling, general and
 administrative expenses                10.5                    8.1                    9.4                  7.5
                                       -----                  -----                  -----                -----
Operating income                        (2.4)                   4.1                    2.5                  6.1
Net interest expense                     6.7                    5.6                    6.0                  5.1
                                       -----                  -----                  -----                -----
Income (loss) before
 income taxes                           (9.1)                  (1.4)                  (3.5)                 1.0
Income tax provision                    (2.3)                  (0.5)                  (0.9)                 0.4
                                       -----                  -----                  -----                -----
Net loss                                (6.8)%                 (0.9)%                 (2.7)%                0.6%
                                       =====                  =====                  =====                =====


THREE MONTHS ENDED JUNE 28, 1998 COMPARED TO THREE MONTHS ENDED JUNE 29, 1997

NET SALES: Net sales for the second quarter of 1998 were $47.2 million, or 3.1%, lower than second quarter 1997 sales of $48.7 million. Production sales of $42.2 million in the second quarter of 1998 were down $4.8 million from $47.0 million in the second quarter of 1997, while tooling and prototype sales were up $3.3 million for the same period.

GROSS PROFIT: Gross profit was $3.8 million, or 8.1% of net sales, for the second quarter of 1998 compared to $6.0 million, or 12.3% of net sales, for the same period in 1997. The decrease in gross profit was primarily the result of the negative impact of the General Motors (GM) strike in June and the balance out of the Grand Cherokee production in May.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses for the second quarter of 1998 were $4.9 million, or 10.5% of net sales, compared to $4.0 million, or 8.1% of net sales, for the same period in 1997. The increase is due principally to ongoing launch costs for Saturn, WJ and CAMI platforms, and costs incurred relative to quote preparation for a significant OEM platform with worldwide launch planned for model year 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE: Interest expense for the second quarter of 1998 was $3.2 million, or 6.7% of net sales, compared to $2.7 million or 5.6% of net sales for the same period in 1997. Interest expense was impacted by higher levels of short-term borrowings outstanding.

INCOME TAXES: The income tax credit in the second quarter of 1998 was $1.1 million with an effective tax rate of 25.6% as compared to a provision of $0.3 million with an effective tax rate of 36.4% for the same period in 1997.

SIX MONTHS ENDED JUNE 28, 1998 COMPARED TO SIX MONTHS ENDED JUNE 29,1997

NET SALES: Net sales for the second half of 1998 were $100.3 million, down from the $103.8 million reported for the six months ended June 30, 1997. Production sales of $94.8 million in the second half of 1998 were down $6.0 million from $100.8 million in the second quarter of 1997, while tooling and prototype sales increased $2.5 million for the same period.

GROSS PROFIT: Gross profit was $11.9 million, or 11.9% of net sales, for the six months ended June 28, 1998 compared to $14.1 million, or 13.6% of net sales, for the same period in 1997. The decline in gross profit in the first half of 1998 was related principally to two events which occurred in the second quarter including the balance out of production of the Grand Cherokee and the GM strike.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses for the six months ended June 28, 1998 were $9.4 million, or 9.4% of net sales, compared to $7.8 million, or 7.5% of net sales, for the same period in 1997. The increase is due principally to ongoing launch costs for Saturn, WJ and CAMI platforms, and costs incurred relative to quote preparation for a significant OEM platform with worldwide launch planned for model year 2002.

INTEREST EXPENSE: Interest expense for the six months ended June 28,1998 was $6.1 million, or 6.0% of net sales, compared to $5.3 million or 5.1% of net sales for the same period in the prior year. Interest expense was impacted by higher levels of debt outstanding.

INCOME TAXES: The income tax credit for the six months ended June 28,1998 was $0.9 million with an effective tax rate of 24.5% as compared to a provision of $0.4 million with an effective tax rate of 40.1% for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
Aetna's principal capital requirements are to fund working capital needs, to meet required debt payments and to complete planned maintenance and expansion expenditures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At June 28, 1998 there was $24.3 million available under the Senior Revolving Credit Facility.

Management currently anticipates that its operating cash flow, together with available borrowings under the Senior Revolving Credit Facility, will be sufficient to meet working capital requirements, capital expenditure requirements, and interest requirements on debt obligations.

Net cash flow used for operations for the six months ended June 28, 1998 aggregated $1.9 for Aetna. This compares to net cash provided by operations of $0.2 million for the same period in 1997. The decrease is due primarily to lower net income and increase in tooling inventory, partially offset by increased depreciation and amortization expenses and changes in deferred income taxes.

Net cash flow used for investing activities aggregated $10.3 million for the six months ended June 28, 1998 as compared to $6.3 million for the same period in 1997 and consists principally of capital expenditures. The major capital projects during 1998 have been the renovation of Plant 7 which will be used to stamp the majority of the new Saturn LS jobs and the purchase of equipment for the start up of the Aetna Manufacturing Canada plant in London, Ontario serving CAMI's J II platform.

Net cash flows provided by financing aggregated $12.5 million for the six months ended June 28, 1998 as compared to $2.2 million for the same period in the prior year and in both cases represented increases in the Senior Revolving Credit Facility.

FUTURE OPERATING RESULTS

With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties, including, but not limited to, factors related to the highly competitive nature of the automotive supplier industry and its sensitivity to changes in general economic conditions, the results of financing efforts and other factors discussed in filings with the Securities and Exchange Commission. Such factors could affect actual results during the remainder of 1998 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. There can be no assurance that additional sources of financing will not be required during the next twelve months as a result of unanticipated cash demands or opportunities for expansion or acquisition, changes in growth strategy or adverse operating results. There can be no assurance that any additional funds required by the Company, whether within the next twelve months or thereafter, will be available to Aetna on satisfactory terms.

MS ACQUISITION
--------------
RESULTS OF OPERATIONS
On April 14, 1998, MS Acquisition completed a combination with Societe Financiere d'Etude et de Developpement Industriel et Technologique S.A., a French societe anonyme (Sofedit) (the Combination). In connection with the Combination, Sofedit's former stockholders transferred the outstanding capital stock of Sofedit to MS Acquisition in exchange for: (i) promissory notes of MS Acquisition in the principal amount of $40.9 million; (ii) dividends in an amount of approximately $1.0 million; (iii) 270,000 shares of Series B Preferred stock ($27.0 million stated value) of MS Acquisiton; (iv) shares of Common Stock of MS Acquisition, and (v) the assumption of approximately $12.0 million of debt of former stockholders. The Combination has been accounted for as a reverse acquisition because the former owners of Sofedit own approximately 75% of the fully diluted outstanding Common Stock of the Company as a result of the Combination. For accounting purposes, Sofedit is considered to be the acquiror to, and predecessor to the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As a result of the Combination being accounted for as a reverse acquisition, the financial statements included herein for December 31, 1997 and for the six month period ended June 30,1997 represent the historical information of Sofedit, as predecessor. The consolidated balance sheet at June 30, 1998 represents the consolidated financial position of Sofedit and MS Acquisition. The statements of operations and cash flows for the six months ended June 30, 1998 represent the six month financial data of Sofedit, plus three months of financial data of MS Acquisition (from April 1,1998).

The following table sets forth, for the periods indicated, MS Acquisition's statement of operations expressed as a percentage of net sales. This table and subsequent discussions should be read in conjunction with the condensed consolidated financial statements and related notes thereto of MS Acquisition included elsewhere herein.

                                                       AS A PERCENTAGE OF NET SALES

                                                             SIX MONTHS ENDED
                                                             ----------------
                                             JUNE 30, 1998                     JUNE 30, 1997
                                             -------------                     -------------
Net sales                                         100.0%                           100.0%
Cost of sales                                      88.7                             86.4
                                                  -----                            -----
Gross profit                                       11.3                             13.6
Selling, general and administrative
 expenses                                           5.6                              5.5
Research and development
 expenses                                           1.3                              1.6
Other expenses, net                                 0.5                              0.8
                                                  -----                            -----
Operating income                                    3.8                              5.7
Interest expense, net                               2.8                              2.1
                                                  -----                            -----
Income before
 income taxes                                       1.0                              3.6
Income tax provision                                0.4                              1.0
Share in net income of equity
 investees and minority interests                    --                             (0.1)
Losses in discontinued
 operations                                         0.6                              0.5
                                                  -----                            -----
Net income before preferred
 stock dividends                                    0.1%                             2.1%
                                                  =====                            =====


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 28, 1998 COMPARED TO SIX MONTHS ENDED JUNE 29, 1997

NET SALES: Net sales was $322.3 million, up from the $255.6 million for the six months ended June 30, 1997. The increase in net sales is primarily attributable to the Combination with MS Acquisition, which had sales of $47.2 million for the three months since the date of Combination. The remaining increase of $19.5 million is due primarily to increased sales at Sofedit, partially offset by the negative effect of currency fluctuation.

GROSS PROFIT: Gross profit was $36.3 million, or 11.3% of net sales, for the six months ended June 30, 1998 compared to $34.7 million, or 13.6% of net sales, for the same period in 1997. The gross profit decrease, as a percentage of sales, is due primarily to (i) a significant steel price increase in Europe; (ii) a change in sales mix leading to increased purchases of components; (iii) approximately $2.0 million in non-recurring charges related to the bankruptcy of an equipment supplier.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses for the six months ended June 30,1998 were $18.2 million, or 5.6% of net sales, compared to $14.0 million, or 5.5% of net sales, for the same period in 1997.

INTEREST EXPENSE: Interest expense for the six months ended June 30, 1998 was $9.0 million, or 2.8% of net sales, compared to $5.4 million, or 2.1% of net sales in the same period in the prior year. The increase in interest expense is due principally to the Combination.

INCOME TAXES: The income tax provision for the six months ended June 30, 1998 was $ 1.4 million with an effective tax rate of 42.5% as compared to a provision of $2.6 million with an effective tax rate of 28.5% for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash generated from operations and short-term and long-term debt including the sale of receivables. The Company's principal use for these funds is to finance working capital needs, debt payments and planned maintenance and expansion activities. The Company's liquidity is affected by both the cyclical nature of its business and its level of net sales. The Company believes that operating cash flow and its line of bank credit will be sufficient to cover its short-term and long-term capital expenditures and debt payment obligations. Nevertheless, the Company's ability to meet these liquidity demands will depend upon future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

FINANCIAL CONDITION

At June 30, 1998 the Company had available cash, cash equivalents and marketable securities totaling $22.9 million, compared to $11.6 million at December 31. At June 30, 1998 the Company had current assets, of $315.5 million, compared to $312.5 million in current liabilities, giving it a working capital $3.0 million, compared to $8.5 million at December 31, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

At June 30, 1998, the Company was committed to capital expenditures of approximately $11.4 million through the end of 1998 for welding and assembly machinery and press automation. The Company expects to cover these commitments through cash flows from operating activities and leasing contracts.

At June 30, 1998, the Company had $24.3 million available under its Amended and Restated Credit Agreement among Aetna, the Company, Aetna Holdings, Aetna Export Sales Co., Aetna Canada and NBD Bank (the "Senior Revolving Credit Facility"). In addition, the Company had outstanding, at June 30, 1998, $55.5 million under a receivables sales program.

CASH FLOWS

Net cash provided by operating activities was $31.3 million compared to $19.4 million in the same period of the prior year.

The principal reason for the increase in cash provided by operating activities is attributable to improvements in working capital accounts, particularly sales of receivables.

Net cash used for investing activities was $17.7 million and $10.3 million for the six months ended June 30, 1998 and 1997, respectively. The increase is due principally to increased capital expenditures.

Net cash used for financing was $2.2 million and $7.3 million for the six months ended June 30, 1998 and 1997. This decrease was principally due to a higher increase in line of credit borrowings in 1998 as compared to 1997.

The Company had net outstanding debt of $278.0 million, including $55.5 million in short-term debt and $222.5 million in long-term debt. Short-term debt consisted primarily of short-term bank loans and borrowings under the Senior Revolving Credit Facility plus $15.3 million in bank overdrafts. Long-term debt consisted of $85.0 million under the 11 7/8% Senior Notes of Aetna plus $109.6 million in long-term bank loans and $27.9 million amounts due under leasing contracts.

OTHER BANK DEBT OF THE COMPANY

On June 30,1998, the Company and its subsidiaries had approximately $56.5 million of bank term loans outstanding and $31.5 million remaining outstanding under leasings. These loans and leasings contain terms and conditions which are standard in France and the United States.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

EUROPEAN MONETARY UNION

Since a substantial portion of the Company's activities are carried out in Europe, the Company is actively preparing for the introduction of a single European currency. After January 1, 1999, the Company will be required, upon the request of any party with which it transacts to use the euro as a currency of payment in its European commercial activities in certain financial transactions and in dealings with administrative bodies. On the basis of currently available information, the Company does not expect that expenses to be incurred in connection with the introduction of the euro as a currency of payment for the Company will have a material adverse effect on the results of operations or financial position of the Company.

YEAR 2000

The Company has conducted a review of its computer systems to identity those areas that may not be Year 2000 compliant and is developing a plan to resolve the issue. The Company believes that by modifying existing software and obtaining new releases of licensed software, the Year 2000 transition can be carried out without significant operational expenses or significant investments in computer systems improvements. On the basis of currently available information, the Company does not expect that expenses be incurred in connection with the continuing identification of systems which are not Year 2000 compliant and with their replacement or upgrade will have a material adverse impact on the results of operations or financial position of the Company. There can be, however, no assurances of the absence of any disruptions in the Company's own systems or those of its customers and suppliers. The Company considers that sufficient resources have been dedicated to address these issues in a timely manner.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 addresses the accounting for derivative instruments. This statement is not expected to have any effect on the Company's financial position or results of operations.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP") 98-5), "Reporting on the Costs of Start-up Activities:. This statement prescribes accounting treatment for start-up activities and is effective for fiscal years beginning after December 15, 1998. This statement is not expected to have a material effect on the Company's financial position or result of operations.

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosure about Pension and Other post-Retirement Benefits." SFAS 132 revises employers' disclosures about pension and other post-retirement benefit plans but does not change the measurement or recognition of those plans. This statement is not expected to have a material effect on the Company's financial position or results of operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FUTURE OPERATING RESULTS

With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties, including, but not limited to, factors related to the highly competitive nature of the automotive supplier industry and its sensitivity to changes in general economic conditions, the results of financing efforts and other factors discussed in MS Acquisition's filings with the Securities and Exchange Commission. Such factors could affect MS Acquisition's actual results during the remainder of 1998 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of MS Acquisition. There can be no assurance that additional sources of financing will not be required during the next twelve months as a result of unanticipated cash demands or opportunities for expansion or acquisition, changes in growth strategy or adverse operating results. There can be no assurance that any additional funds required, whether within the next twelve months or thereafter, will be available to MS Acquisition on satisfactory terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

PART II. OTHER INFORMATION


ITEM 1.    NOT APPLICABLE.

ITEM 2.    Changes in Securities and Use of Proceeds.

           On April 14, 1998, Aetna's parent, MS Acquisition Corp. completed a combination with Societe Financiere de Development Industrial et Technologique S.A., a French societe anonyme (Sofedit) (the Combination). In connection with the Combination, Sofedit's former stockholders transferred the outstanding capital stock of Sofedit to MS Acquisition in exchange for: (i) promissory notes of MS Acquisition in the principal amount of $40.9 million; (ii) dividends in an amount of approximately $1.0 million; (iii) 270,000 shares of Series B Preferred stock ($27.0 million stated value) of MS Acquisiton; (iv) shares of Common Stock of MS Acquisition, and (v) the assumption of approximately $12.0 million of debt of former stockholders. The Combination has been accounted for as a reverse acquisition because the former owners of Sofedit own approximately 75% of the fully diluted outstanding Common Stock of the Company as a result of the Combination. Ms Acquisition relied on the private offering exemption of Section 4(2) of the Securities Act of 1933 with respect to the issuance of Shares of Common Stock and Series B Preferred Stock.

ITEM 3.    NOT APPLICABLE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           A unanimous written consent of Stockholders dated April 14, 1998, consented to and approved the Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 14, 1998. The Restated Certificate was filed in connection with the consummation of the Combination. A copy of the Restated Certificate was filed as an exhibit to MS Acquisition Corp.'s Current Report on Form 8-K dated April 14, 1998 and filed April 29, 1998 with the Securities and Exchange Commission.

ITEM 5.    NOT APPLICABLE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits


EXHIBIT NO.                                        DESCRIPTION OF EXHIBITS
      4.1              Amended and Restated Credit Agreement dated April 10, 1998 among Aetna Industries, Inc., the Guarantors party thereto, the lenders party thereto and NBD Bank

      4.2              First Amendment to Credit Agreement May 20, 1998 among Aetna Industries, Inc., the Guarantors  party thereto, the lenders party thereto and NBD Bank

     27.1              Financial Data Schedule for Aetna Industries, Inc. (EDGAR Filing Only)
     27.2              Financial Data Schedule for MS Acquisition Corp. (EDGAR Filing Only)
     27.3              Amended Financial Data Schedule for MS Acquisition Corp. (EDGAR Filing Only)



(b)  Reports on Form 8-K.

     (1) No reports on Form 8-K were filed by Aetna during the three months ended June 28, 1998

     (2) MS Acquisition Corp. Current Report on Form 8-K dated April 14, 1998 and filed April 29, 1998 reporting Item 5 - Other Events with respect to the Combination.

     (3) MS Acquisition Corp. Amended Current Report on Form 8-K/A dated April 14, 1998 and filed June 29, 1998 reporting financial statements of Sofedit, SA and pro forma financial statements.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

The signatory hereby acknowledges and adopts the typed form of his name in the electronic filing of this document with the Securities and Exchange Commission.

                                          Aetna Industries, Inc.


Date:  August 11, 1998                    By: /s/ Harold A. Brown
                                              -------------------
                                          Harold A. Brown
                                          Vice President, Finance and Secretary
                                          (Principal Financial and Accounting
                                          Officer)

                                          MS Acquisition Corp.
Date: August 11, 1998
                                          By: /s/ Harold A. Brown
                                             --------------------
                                          Harold A. Brown
                                          Vice President, Finance and Secretary
                                          (Principal Financial and Accounting
                                          Officer)

                                                                   EXHIBIT INDEX

Exhibit No.      Description of Exhibits
-----------      -----------------------

4.1 Amended and Restated Credit Agreement dated April 10, 1998 among Aetna Industries, Inc., the Guarantors party thereto, the lenders party thereto and NBD Bank.
4.2 First Amendment to Credit Agreement May 20, 1998 among Aetna Industries, Inc., the Guarantors party thereto, the lenders party thereto and NBD Bank.
27.1             Financial Data Schedule for Aetna Industries, Inc.
27.2             Financial Data Schedule form MS Acquisition Corp.
27.3             Amended Financial Data Schedule for MS Acquisition Corp.