Form 10-Q
period 1998-09-27
AETNA INDUSTRIES INC; MS ACQUISITION
filed 1998-11-12
CIK 1022657, 1021907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 1998.

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                               ------------------    -------------------

Commission File No. 333-11801 (Aetna Industries, Inc.)
Commission File No. 333-11801-01 (MS Acquisition Corp.)

                             AETNA INDUSTRIES, INC.
                              MS ACQUISITION CORP.
             (Exact name of registrant as specified in its charter)

            Delaware                        38-200-7550/13-337-9803
--------------------------------------------------------------------------------
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)


24331 Sherwood Avenue, P.O. Box 3067, Centerline, Michigan      48015-0067

1, rue Thomas Edison, Quartier des Chenes
78056 St. Quentin en Yvelines, France
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code              (810) 759-2200
                                                                (33-1) 39-412000

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

As of October 25, 1998, there were 1,000 shares of Aetna Industries, Inc. common stock outstanding and 3,902,498 shares of MS Acquisition Corp. common stock outstanding.

INDEX

PART I     FINANCIAL INFORMATION                                          PAGE
Item 1.    FINANCIAL STATEMENTS OF AETNA INDUSTRIES, INC.

           Condensed Consolidated Balance Sheets -                          3
           September 27, 1998 and December 28, 1997

           Consolidated Statements of Operations -                          4
           three months and nine months ended September 27, 1998
           and September 28, 1997

           Condensed Consolidated Statements of Cash Flows -                5
           nine months ended September 27, 1998
           and September 28, 1997

           Notes to Consolidated Financial Statements                       6

           FINANCIAL STATEMENTS OF MS ACQUISITION CORP.

           Condensed Consolidated Balance Sheets -                          8
           September 30, 1998 and December 31, 1997

           Consolidated Statements of Operations -                          9
           three months and nine months ended September 30, 1998
           and September 30, 1997

           Condensed Consolidated Statements of Cash Flows -               10
           nine months ended September 30, 1998
           and September 30, 1997

           Notes to Consolidated Financial Statements                      11

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   17

Item 3.    Not Applicable

PART II    OTHER INFORMATION                                               25

           Description of Exhibits                                         26

           Signatures                                                      27



EXHIBIT INDEX                                                              28

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             AETNA INDUSTRIES, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                              MS ACQUISITION CORP.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                             SEPTEMBER 27, 1998        DECEMBER 28, 1997
                                                             ------------------        -----------------
                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash                                                      $        41               $        23
     Accounts receivable (less allowance for doubtful
       accounts of $398 and $359, respectively)                     35,905                    40,665
     Inventories                                                     6,286                     7,276
     Tooling                                                        48,765                    11,410
     Other current assets                                            2,249                     1,661
                                                               -----------               -----------
Total current assets                                                93,246                    61,035
                                                               -----------               -----------
Property, plant and equipment, net                                  59,327                    51,572
Deferred costs and other assets                                      5,989                     5,489
Goodwill                                                            24,372                    24,973
                                                               -----------               -----------

                                                               $   182,934               $   143,069
                                                               ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                          $    48,985               $    33,485
     Accrued expenses                                                7,645                     9,508
     Line of credit                                                 47,870                    13,530
                                                               -----------               -----------
Total current liabilities                                          104,500                    56,523
                                                               -----------               -----------
Long-term debt                                                      85,000                    85,000
Deferred income taxes                                                7,433                     7,432
Stockholder's equity (deficit)
     Common stock - $.01 par value; 1,000 shares                         -                         -
        issued and outstanding
     Contributed capital                                             9,024                     9,024
     Accumulated deficit                                           (22,842)                  (14,910)
     Cumulative translation adjustment                                (181)                        -
                                                               -----------               -----------
                                                                   (13,999)                   (5,886)
                                                               -----------               -----------

                                                               $   182,934               $   143,069
                                                               ===========               ===========

See accompanying notes to consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                              MS ACQUISITION CORP.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            ------------------                -----------------
                                                     SEPTEMBER 27,    SEPTEMBER 28,    SEPTEMBER 27,     SEPTEMBER 28,
                                                         1998             1997              1998              1997
                                                         ----             ----              ----              ----
                                                              (UNAUDITED)                        (UNAUDITED)
Net sales                                            $     32,308      $    45,599       $  132,616      $   149,388
Cost of sales                                              32,541           41,022          121,206          130,709
                                                     ------------      -----------       ----------       ----------
Gross profit (loss)                                          (233)           4,577           11,410           18,679
Selling, general and administrative expenses                4,553            4,656           13,693           12,448
                                                     ------------      -----------       ----------       ----------
Operating income (loss)                                    (4,786)             (79)          (2,283)           6,231
Interest expense, net                                       3,623            2,716            9,676            7,986
                                                     ------------      -----------       ----------       ----------

Income (loss) before income taxes                          (8,409)          (2,795)         (11,959)          (1,755)
Income tax provision  (credit)                             (3,157)          (1,119)          (4,027)            (702)
                                                     ------------      -----------       ----------       ----------
Net income (loss)                                    $     (5,252)     $    (1,676)      $   (7,932)      $   (1,053)
                                                     ============      ===========       ==========       ==========









         See accompanying notes to consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                              MS ACQUISITION CORP.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                       NINE MONTHS ENDED
                                                                                       -----------------
                                                                                SEPTEMBER 27,       SEPTEMBER 28,
                                                                                    1998                1997
                                                                                    ----                ----
                                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                          $   (7,932)       $     (1,053)
     Adjustments to reconcile net income to net cash
     used for operating activities
        Depreciation and amortization                                                7,304               5,616
        Deferred income taxes                                                          (53)               (209)
        Changes in other assets and liabilities                                    (16,668)             (7,173)
                                                                                ----------        ------------
     Net cash used for operating activities                                        (17,349)             (2,819)
                                                                                ----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment                                    (13,270)             (8,460)
     Increase in other assets                                                       (4,859)               (663)
                                                                                ----------        ------------

     Net cash used for investing activities                                        (18,129)             (9,123)
                                                                                ----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in line of credit                                                 34,340               8,427
     (Increase) decrease in other assets                                             1,156                (323)
                                                                                ----------        ------------

     Net cash provided by financing activities                                      35,496               8,104
                                                                                ----------        ------------

     Net increase (decrease) in cash                                                    18              (3,838)
Cash - beginning of year                                                                23               4,011
                                                                                ----------        ------------

Cash - end of period                                                            $       41        $        173
                                                                                ==========        ============




         See accompanying notes to consolidated financial statements.

                             AETNA INDUSTRIES, INC.
                        (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     Aetna Industries, Inc. ("Aetna") is a wholly-owned indirect subsidiary of MS Acquisition Corp. ("MS Acquisition") and is a wholly-owned direct subsidiary of Aetna Holdings, Inc. ("Aetna Holdings") and has two wholly-owned subsidiaries Aetna Export Sales Corp. ("Export") and Aetna Manufacturing Canada Ltd ("Aetna Canada"). MS Acquisition is a holding company that was formed for the sole purpose of purchasing Aetna and does not have any significant operations, other than its investments in its subsidiaries assets, or liabilities, other than preferred stock, junior subordinated debentures and accruals resulting from stock acquisition transactions.

     MS, Holdings, Export and Canada have fully and unconditionally guaranteed the 11 7/8% Senior Notes due 2006 issued by Aetna in an aggregate principal amount of $85,000,000 (the "Senior Notes"). Separate financial statements or other disclosures relative to Aetna Holdings, Export or Aetna Canada have not been presented as management has determined that such information is not material to investors.

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

     On April 14, 1998, Aetna's parent, MS Acquisition, completed a combination with Societe Financiere de Developpement Industriel et Technologique S.A., a French societe anonyme (Sofedit) (the Combination). In connection with the Combination, Sofedit's former stockholders transferred the outstanding capital stock of Sofedit to MS Acquisition in exchange for: (i) promissory notes of MS Acquisition in the principal amount of $40.9 million; (ii) dividends in an amount of approximately $1.0 million; (iii) 270,000 shares of Series B Preferred stock ($27.0 million stated value) of MS Acquisition;
     (iv) 3.0 million shares of Common Stock of MS Acquisition, and (v) the assumption of approximately $12.0 million of debt of such former stockholders. The Combination has been accounted for as a reverse acquisition because the former owners of Sofedit own approximately 75% of the fully diluted outstanding Common Stock of MS Acquisition as a result of the Combination. For accounting purposes, Sofedit is considered to be the acquirer of, and the predecessor to, MS Acquisition.

                             AETNA INDUSTRIES, INC.
                        (A WHOLLY-OWNED SUBSIDIARY OF
                             MS ACQUISITION CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

2.   INVENTORIES
     Inventories are comprised of the following:

                                                                          SEPTEMBER 27,       DECEMBER 28,
                                                                              1998                1997
                                                                              ----                ----
       Raw materials                                                      $     902             $     483
       Work-in-process                                                        2,107                 3,134
       Finished goods                                                         1,394                 1,500
       Purchased parts and purchased labor                                    2,083                 2,359
                                                                          ---------             ---------
                                                                              6,486                 7,476
       Reserve                                                                 (200)                 (200)
                                                                          ---------             ---------
     Total inventories                                                    $   6,286             $   7,276
                                                                          =========             =========

3.   STOCKHOLDER'S EQUITY (DEFICIT)

                                                                                CUMULATIVE            TOTAL
                                             CONTRIBUTED        ACCUMULATED     TRANSLATION       STOCKHOLDER'S
                                               CAPITAL            DEFICIT       ADJUSTMENT       EQUITY (DEFICIT)
                                               -------            -------       ----------       ----------------
     Balance at December 28, 1997          $      9,024       $   (14,910)      $        -        $    (5,886)
     Translation adjustment                                                           (181)              (181)
     Net loss                                                      (7,932)                             (7,932)
                                           ------------       -----------       ----------        -----------

     Balance at September 27, 1998         $      9,024       $   (22,842)      $     (181)        $  (13,999)
                                           ============       ===========       ==========        ===========

4. COMPREHENSIVE INCOME
     Aetna adopted SFAS No. 130 "Reporting Comprehensive Income". The impact of adoption has been to include changes in foreign currency translation, which have not been recognized in determining net income, in a new presentation of comprehensive income, as presented below.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                NINE MONTHS ENDED
                                                                       -----------------------------------
                                                                       SEPTEMBER 27,         SEPTEMBER 27,
                                                                           1998                   1997
                                                                           ----                   ----
    Net income (loss)                                                    $  (7,932)             $  (1,053)
    Foreign currency translation                                              (181)                     -
                                                                         ---------              ---------

    Comprehensive income (loss)                                          $  (8,113)             $  (1,053)
                                                                         =========              =========

                              MS ACQUISITION CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                                   ------------------   -----------------
                                                                       (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash                                                                $  11,307          $  11,626
    Restricted cash                                                        10,727                 --
    Accounts receivable (less allowance for doubtful
      accounts of $1,921 and $1,293 respectively)                         163,281            115,823
    Inventories                                                            76,163             64,013
    Tooling                                                                49,151                 --
    Other current assets                                                   13,694             36,826
                                                                        ---------          ---------
Total current assets                                                      324,323            228,288
                                                                        ---------          ---------
Property, plant and equipment, net                                        193,674            122,028
Deferred costs and other assets                                            13,526              5,430
Goodwill                                                                   65,914              6,166
                                                                        ---------          ---------

                                                                        $ 597,437          $ 361,912
                                                                        =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                    $ 174,730          $ 109,876
    Accrued expenses                                                       61,795             52,849
    Customer deposits and advances                                          6,047              8,448
    Deferred income taxes                                                   4,773              4,882
    Short-term borrowings                                                 111,287             43,778
                                                                        ---------          ---------
Total current liabilities                                                 358,632            219,833
                                                                        ---------          ---------
Long-term debt                                                            185,333             71,416
Junior subordinated notes                                                   7,789                 --
Deferred interest, junior subordinated notes                                  857                 --
Deferred income taxes and other long-term liabilities                      12,265              5,374
Redeemable preferred stock
    Series A - $100 stated value; 293,123 shares authorized;
     142,424 shares issued and outstanding                                 14,440                 --
    Series B - $100 stated value; 270,000 shares authorized;
    270,000 shares issued and outstanding                                  27,000                 --
Stockholders' Equity (Deficit)
    Class A, common stock - $.01 par value, 12,000,000
     shares authorized, 3,902,498 shares issued and outstanding                39                 39
    Additional paid-in capital                                             39,132             41,654
    Retained earnings (accumulated deficit)                               (47,984)            28,138
    Cumulative translation adjustment                                         (66)            (4,542)
                                                                        ---------          ---------
                                                                           (8,879)            65,289
                                                                        ---------          ---------
                                                                        $ 597,437          $ 361,912
                                                                        =========          =========


See accompanying notes to consolidated financial statements.

                              MS ACQUISITION CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            ------------------               -----------------
                                                    SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                         1998             1997              1998              1997
                                                         ----             ----              ----              ----
                                                              (UNAUDITED)                        (UNAUDITED)
Net sales                                            $    151,045      $   108,892      $   473,296      $  364,499
Cost of sales                                             141,095           99,087          427,295         320,028
                                                     ------------      -----------      -----------      ----------
Gross profit                                                9,950            9,805           46,001          44,471
Selling, general and administrative expenses               10,656            5,390           28,150          19,394
Research and development expenses                           2,713            2,266            6,947           6,308
Other Expenses                                              1,671               30            3,657           2,138
                                                     ------------      -----------      -----------      ----------
Operating income (loss)                                    (5,090)           2,119            7,247          16,631
Interest expense, net                                       6,662            2,781           15,644           8,196
                                                     ------------      -----------      -----------      ----------
Income (loss) before income taxes                         (11,752)            (662)          (8,397)          8,435
Income tax provision (credit)                              (5,329)          (1,353)          (3,901)          1,240
                                                     ------------      -----------      -----------      ----------
Income (loss) before discontinued operations               (6,423)             691           (4,496)          7,195

Share in net income of equity investees
   and minority interest                                                       (48)                             107

Losses on discontinued operations                          (1,754)          (1,788)          (3,244)         (3,162)
                                                     ------------      -----------      -----------      ----------
Net income (loss) before
   preferred stock dividends                               (8,177)     $    (1,145)          (7,740)    $     4,140
                                                     ------------      ===========       ----------     ===========
Preferred stock dividends                                    (381)                             (751)
                                                     ------------                       -----------

Net income available for common stockholders         $     (8,558)                      $    (8,491)
                                                     ============                       ===========








See accompanying notes to consolidated financial statements.

                              MS ACQUISITION CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                        NINE MONTHS ENDED
                                                                        -----------------
                                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                                     1998              1997
                                                                     ----              ----
                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                             $ (7,740)         $  4,140
     Equity income                                                       --               102
     Adjustments to reconcile net income to net cash
       used for operating activities
        Depreciation and amortization                                24,277            19,489
        (Decrease) increase in other long-term liabilities           (1,384)            1,034
        Changes in other assets and liabilities                       7,588             1,406
                                                                   --------          --------
     Net cash provided by operating activities                       22,741            26,171
                                                                   --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment                     (31,617)          (19,398)
     Disposal of property, plant and equipment                                          4,408
     Increase in restricted cash                                    (10,727)               --
     (Increase) decrease in other assets                                743            (4,094)
                                                                   --------          --------
     Net cash used for investing activities                         (41,601)          (19,084)
                                                                   --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Capital increase                                                    --               127
     Dividends paid                                                  (2,396)           (2,295)
     Increase in long-term borrowings                                12,943            22,475
     Repayments of long-term debt                                   (22,678)          (25,299)
     Net increase (decrease) in line of credit                       28,621              (703)
                                                                   --------          --------
     Net cash (used for) provided by financing                       16,490            (5,695)
                                                                   --------          --------

     Net effect of exchange rates                                     2,051            (1,861)
                                                                   --------          --------
     Net decrease in cash                                              (319)             (469)
     Cash - beginning of year                                        11,626            11,350
                                                                   --------          --------

     Cash - end of period                                          $ 11,307          $ 10,881
                                                                   ========          ========




See accompanying notes to consolidated financial statements

                              MS ACQUISITION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     MS Acquisition Corp. ("MS Acquisition") is a holding company that was formed for the sole purpose of purchasing Aetna Industries, Inc. ("Aetna") and does not have any significant operations, other than its investment in its subsidiaries, assets or liabilities, other than preferred stock, junior subordinated debentures and accruals resulting from stock acquisition transactions. MS Acquisition has four direct and indirect U.S. subsidiaries, Aetna, Aetna Holdings, Inc. ("Aetna Holdings"), Aetna Export Sales Corp. ("Export") and Aetna Manufacturing Canada Ltd ("Aetna Canada"). It does not have any other direct or indirect U.S. subsidiaries.

     MS, Holdings, Export and Canada have fully and unconditionally guaranteed the 11 7/8% Senior Notes due 2006 issued by Aetna in an aggregate principal amount of $85,000,000 (the "Senior Notes"). Separate financial statements or other disclosures relative to Aetna Holdings, Export or Aetna Canada have not been presented as management has determined that such information is not material to investors.

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

     On April 14, 1998, MS Acquisition completed a combination with Societe Financiere de Developpement Industriel et Technologique S.A., a French societe anonyme (Sofedit) (the Combination). In connection with the Combination, Sofedit's former stockholders transferred the outstanding capital stock of Sofedit to MS Acquisition in exchange for: (i) promissory notes of MS Acquisition in the principal amount of $40.9 million; (ii) dividends in an amount of approximately $1.0 million; (iii) 270,000 shares of Series B Preferred stock ($27.0 million stated value) of MS Acquisition;
     (iv) 3.0 million shares of Common Stock of MS Acquisition, and (v) the assumption of approximately $12.0 million of debt of such former stockholders. The Combination has been accounted for as a reverse acquisition because the former owners of Sofedit own approximately 75% of the fully diluted outstanding Common Stock of MS Acquisition as a result of the Combination. For accounting purposes, Sofedit is considered to be the acquirer of, and the predecessor to, MS Acquisition.

     As a result of the Combination being accounted for as a reverse acquisition, the financial statements included herein for December 31, 1997 and for the nine month period ended September 30, 1997 represent the historical information of Sofedit, as predecessor. The consolidated balance sheet at September 30, 1998 represents the consolidated financial position of Sofedit and MS Acquisition. The statements of operations and cash flows for the nine months ended September 30, 1998 represent the nine month financial data of Sofedit, plus six months of financial data of MS Acquisition (from April 1,1998). On a pro forma basis, MS Acquisition had net sales of $526.4 million and $513.9 million, and pre-tax income (loss) of ($7.9) million and $6.7 million, for the nine months ended September 30, 1998 and 1997, respectively.

     The acquisition was accounted for using the purchase method. Therefore, the purchase price was allocated to the identifiable assets and liabilities of MS Acquisition, based upon independent appraisals and management estimates. The initial purchase price allocations were based on preliminary estimates of fair market value and are subject to revision. The excess of the purchase price over the fair market value of assets and liabilities aggregated $60,454 and has been recorded as goodwill and is being amortized over forty years.

     Estimated fair value:
     MS Acquisition common stock                          $        10,000
     MS Acquisition's shareholders' deficit at
       March 31, 1998                                             (27,565)
                                                          ---------------
     Excess purchase price                                $        37,565
                                                          ===============

     This excess purchase price has been allocated to the assets and liabilities of MS Acquisition as follows:

     Inventory and tooling                                 $           811
     Property, plant and equipment                                   7,280
     Goodwill, previously recorded                                 (24,773)
     Goodwill                                                       60,454
     Accrued liability                                              (2,500)
     Deferred tax liability                                         (3,707)
                                                           ---------------
                                                           $        37,565
                                                           ===============


2.   INVENTORIES

     Inventories are comprised of the following:

                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                              1998                1997
                                                                              ----                ----

       Raw materials                                                      $    27,025          $    19,189
       Work-in-process                                                         31,909               30,214
       Finished goods                                                          17,632               16,819
       Purchased parts and purchased labor                                      2,083                    -
                                                                          -----------          -----------
                                                                               78,649               66,222
       Reserves                                                                (2,486)              (2,209)
                                                                          -----------          -----------
     Total inventories                                                    $    76,163          $    64,013
                                                                          ===========          ===========

3.   STOCKHOLDERS' EQUITY (DEFICIT)

                                                           ADDITIONAL                      CUMULATIVE
                                              CAPITAL        PAID-IN         RETAINED      TRANSLATION      STOCKHOLDERS'
                                               STOCK         CAPITAL         EARNINGS      ADJUSTMENT     EQUITY (DEFICIT)
                                               -----         -------         --------      ----------     ----------------
Balance at December 31, 1997              $       39       $   41,654      $  28,138      $      (4,542)    $   65,289
Dividends paid                                                 (1,685)       (68,382)                          (70,067)
Translation adjustment                                                                            4,476          4,476
Common issued under
    stock option plan                                               4                                                4
Dividends on redeemable
     preferred stock                                             (751)                                            (751)
Stock issuance costs                                              (90)                                             (90)
Net loss                                                                      (7,740)                           (7,740)
                                          ----------       ----------      ---------      -------------     ----------
Balance at September 30, 1998             $       39       $   39,132      $ (47,984)     $         (66)    $   (8,879)
                                          ==========       ==========      =========      =============     ==========


4.   COMPREHENSIVE INCOME

MS Acquisition adopted SFAS No. 130 "Reporting Comprehensive Income". The impact of adoption has been to include changes in foreign currency translation, which have not been recognized in determining net income, in a new presentation of comprehensive income, as presented below.

                                                       NINE MONTHS ENDED
                                                       -----------------

                                                  SEPTEMBER 30,      DECEMBER 31
                                                      1998              1997
                                                      ----              ----
     Net income (loss)                          $    (8,491)        $      4,140
     Foreign currency translation                     4,476               (4,542)
                                                -----------         ------------

     Comprehensive income (loss)                $    (4,015)        $       (402)
                                                ===========         ============

5.  COMBINING FINANCIAL INFORMATION OF MS ACQUISITION

     BALANCE SHEET AS OF SEPTEMBER 30, 1998

                                                  AETNA          MS
                                    AETNA        HOLDINGS    ACQUISITION      SOFEDIT     ELIMINATIONS      TOTAL


Total current assets           $  93,246     $       -     $       586   $   234,504     $   (4,013)     $   324,323
Property, plant and
equipment, net                    59,327                         6,916       127,431                         193,674
Other long-term assets            30,361         7,845         135,422        13,753       (107,941)          79,440
                               ---------     ---------     -----------   -----------    -----------      -----------

Total assets                   $ 182,934     $   7,845     $   142,924   $   375,688     $ (111,954)     $   597,437
                               =========     =========     ===========   ===========    ===========      ===========

Total current liabilities      $ 104,500     $    (509)    $    55,217   $   203,878     $   (4,454)     $   358,632
Long-term debt                    85,000                                     100,333                         185,333
Junior subordinated notes                        7,789                                                         7,789
Deferred interest,
  junior subordinated notes                        857                                                           857
Deferred income taxes and
   other long-term liabilities     7,433                         3,464         1,368                          12,265
Redeemable preferred stock
  Series A                                                      14,440                                        14,440
  Series B                                                      27,000                                        27,000
Class A, common stock -
    $.01 par value,
    12,000,000 shares
    authorized, 3,902,498                                           39                                            39
    shares issued and
    outstanding
Additional paid-in capital         9,024                        30,108                                        39,132
Retained earnings
    (accumulated deficit)        (22,842)         (292)         12,656        69,994       (107,500)         (47,984)
Cumulative translation
    adjustment                      (181)                                        115                             (66)
                               ---------   -----------     -----------   -----------     ----------       ----------
                                 (13,999)         (292)         42,803        70,109       (107,500)          (8,879)
                               ---------   -----------     -----------   -----------     ----------       ----------
                               $ 182,934   $     7,845     $   142,924   $   375,688      $(111,954)       $ 597,437
                               =========   ===========     ===========   ===========     ==========       ==========

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1998

                                                AETNA          MS
                                  AETNA        HOLDINGS     ACQUISITION    SOFEDIT       ELIMINATIONS      TOTAL

Net sales                      $    79,531   $        -     $       -    $   393,765   $          -    $   473,296
Cost of sales                       76,195                        589        350,511                       427,295
                               -----------   ----------     ---------    ------------  ------------    -----------
Gross profit                         3,336                       (589)        43,254                        46,001
Selling, general and
 administrative expenses             8,521                         46         19,583                        28,150
Research and development
 expenses                                                                      6,947                         6,947
Other non-recurring
 expenses                              723                        355          2,579                         3,657
                               -----------   ----------     ---------    -----------   ------------    -----------
Operating income (loss)             (5,908)                      (990)        14,145                         7,247
Net interest expense                 6,810          460         1,673          6,701                        15,644
                               -----------   ----------     ---------    -----------   ------------    -----------
Income (loss) before income
 taxes                             (12,718)        (460)       (2,663)         7,444                        (8,397)
Income tax provision (credit)       (4,262)        (168)         (933)         1,462                        (3,901)
                               -----------   ----------     ---------    -----------   ------------    -----------
Income (loss) before
 discontinued operations       $    (8,456)  $     (292)    $  (1,730)   $     5,982   $               $    (4,496)
                               ===========   ==========     =========    ===========   ============    ===========

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
1998


                                                              AETNA          MS
                                                AETNA         HOLDINGS   ACQUISITION        SOFEDIT        TOTAL

CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash provided by
      operating activities                   $  (14,476)   $       (519)  $    (1,714)  $   38,877     $    22,168
                                             ----------    ------------    ----------   ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net cash used for
      investing activities                      (14,886)                        1,714      (27,856)        (41,028)
                                             ----------    ------------   -----------   ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net cash provided by
      financing                                  29,403             519                    (13,432)         16,490
                                             ----------    ------------   -----------   ----------     -----------
     Net effect of exchange
      rates                                                                                  2,051           2,051
                                             ----------    ------------   -----------   ----------     -----------
     Net increase in cash                            41                                       (360)           (319)
     Cash - beginning of year                                                               11,626          11,626
                                             ----------    ------------   -----------   ----------     -----------

     Cash - end of period                    $       41    $          -   $         -   $   11,266     $    11,307
                                             ==========    ============   ===========   ==========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AETNA
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, Aetna's statement of operations expressed as a percentage of net sales. This table and subsequent discussions should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Aetna included elsewhere herein.

AS A PERCENTAGE OF NET SALES

                                              THREE MONTHS ENDED                        NINE MONTHS ENDED
                                    ------------------------------------       ----------------------------------
                                    SEPTEMBER 27,          SEPTEMBER 28,       SEPTEMBER 27,        SEPTEMBER 28,
                                        1998                 1997                    1998                1997
                                        ----                 ----                    ----                ----


Net sales                               100.0%                 100.0%                 100.0%              100.0%
Cost of sales                           100.7                   90.0                   91.4                87.5
                                  -----------            -----------              ---------         -----------
Gross profit                             (0.7)                  10.0                    8.6                12.5
Selling, general and
administrative expenses                  14.1                   10.2                   10.3                 8.3
                                  -----------            -----------              ---------         -----------
Operating income (loss)                 (14.8)                  (0.2)                  (1.7)                4.2
Interest expense, net                    11.2                    6.0                    7.3                 5.4
                                  -----------            -----------              ---------         -----------
Income (loss) before
 income taxes                           (26.0)                  (6.2)                  (9.0)               (1.2)

Income tax provision (credit)            (9.8)                  (2.5)                  (3.0)               (0.5)
                                  -----------            -----------              ---------         -----------
Net loss                                (16.2)                  (3.7)                  (6.0)               (0.7)
                                  ===========            ===========              =========         ===========

THREE MONTHS ENDED SEPTEMBER 27, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 28, 1997

NET SALES: Net sales for the third quarter of 1998 were $32.3 million, or 29.1% lower than third quarter 1997 sales of $45.6 million. Production sales of $27.6 million in the third quarter of 1998 were down $16.9 million from $44.5 million in the third quarter of 1997, due to the planned ramp-up of the new Grand Cherokee and the eight-week strike at General Motors. Tooling and prototype sales were up $ 3.6 million for the same period. Also contributing to the decrease was the phase out of short-term customer factory assist work.

GROSS PROFIT: Gross profit was $(0.2) million, or (.7)% of net sales, for the third quarter of 1998 compared to $ 4.6 million, or 10.0% of net sales, for the same period in 1997. The decrease in gross profit was primarily the result of the impact of the UAW strike General Motors (GM) and the ramp-up of the Grand Cherokee production in May.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses for the third quarter of 1998 were $4.6 million, or 14.1 % of net sales, compared to $
4.7 million, or 10.2% of net sales, for the same period in 1997. The increase is due principally to ongoing launch costs for Saturn, WJ and CAMI platforms, and costs incurred relative to quote preparation for a significant OEM platform with worldwide launch planned for model year 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE: Interest expense for the third quarter of 1998 was $3.6 million, or 11.2% of net sales, compared to $2.7 million or 6.0% of net sales for the same period in 1997. Interest expense was impacted by higher levels of short-term debt used to finance the launch of the Saturn and WJ programs, production inefficiencies increased during the GM strike and the planned ramp-up of the Jeep Grand Cherokee production.

INCOME TAXES: The income tax credit in the third quarter of 1998 was $3.2 million with an effective tax rate of 37.5% as compared to a credit of $1.1 million with an effective tax rate of 40.0% for the same period in 1997.

NINE MONTHS ENDED SEPTEMBER 27, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 28, 1997

NET SALES: Net sales for the nine months ended September 27, 1998 were $132.6 million, down from the $149.4 million reported for the nine months ended September 28, 1997. Production sales decreased $22.9 million, while tooling and prototype sales increased $ 6.1 million for the same period.

GROSS PROFIT: Gross profit was $11.4 million, or 8.6% of net sales, for the nine months ended September 27, 1998 compared to $18.7 million, or 12.5 % of net sales, for the same period in 1997. The decline in gross profit was primarily due to the strike at GM and the transition to the new Grand Cherokee. The eight week GM strike that occurred from June through early August of this year resulted in approximately $5.3 million of lost revenue with an estimated $0.8 million loss in earnings before interest and taxes (EBIT).

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses for the nine months ended September 27, 1998 were $13.7 million, or 10.3% of net sales, compared to $12.4 million, or 8.3% of net sales, for the same period in 1997. The increase was due principally to the interruption of production sales during the GM strike along with ongoing launch costs for Saturn, WJ and CAMI platforms, and costs incurred relative to quote preparation for a significant OEM platform with worldwide launch planned for model year 2002.

INTEREST EXPENSE: Interest expense for the nine months ended September 27,1998 was $9.7 million, or 7.3% of net sales, compared to $8.0 million or 5.4% of net sales for the same period in the prior year. Working capital requirements necessary to fund tooling expenditures relating to the three major program launches resulted in higher interest expense year over year. The full effect on sales of these new jobs will be realized in 1999 as two of the new platforms are launched by the fourth quarter of 1998 and the third platform is planned to launch in the second quarter of 1999.

INCOME TAXES: The income tax credit for the nine months ended September 27, 1998 was $4.0 million with an effective tax rate of 33.7% as compared to a credit of $ 0.7 million with an effective tax rate of 40.0% for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
Aetna's principal capital requirements are to fund working capital needs, to meet required debt payments and to complete planned maintenance and expansion expenditures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At September 27, 1998 there was $1.4 million available under the Senior Revolving Credit Facility. Management currently anticipates that its operating cash flow, together with available borrowings under the Senior Revolving Credit Facility, will be sufficient to meet working capital requirements, capital expenditure requirements, and interest requirements on debt obligations.

The terms of the indenture pursuant to which the Senior Notes were issued contains certain restrictive covenants which include restrictions on the ability of Aetna, Aetna Canada and Export from paying dividends or making certain other payments to Aetna Holdings or MS Acquisition.

CASH FLOWS

Net cash flows used for operations for the nine months ended September 27, 1998 aggregated $17.4 million. This compares to net cash used for operations of $ 2.8 million for the same period in 1997. The decrease is due primarily to lower net income and increase in tooling inventory, partially offset by increased depreciation and amortization expenses.

Net cash flows used for investing activities aggregated $18.1 million for the nine months ended September 27, 1998 as compared to $9.1 million for the same period in 1997 and consists principally of capital expenditures. The major capital projects during 1998 have been the renovation of Plant 7 which will be used to stamp the majority of the new Saturn LS jobs and the purchase of equipment for the start up of the Aetna Manufacturing Canada plant in London, Ontario serving CAMI's J II platform.

Net cash flows provided by financing aggregated $35.5 million for the nine months ended September 27, 1998 as compared to $8.1 million for the same period in the prior year and in both cases represented increases in the Senior Revolving Credit Facility.

MS ACQUISITION

RESULTS OF OPERATIONS
On April 14, 1998, MS Acquisition completed a combination with Societe Financiere de Developpement Industriel et Technologique S.A., a French societe anonyme (Sofedit) (the Combination). In connection with the Combination, Sofedit's former stockholders transferred the outstanding capital stock of Sofedit to MS Acquisition in exchange for: (i) promissory notes of MS Acquisition in the principal amount of $40.9 million; (ii) dividends in an amount of approximately $1.0 million; (iii) 270,000 shares of Series B Preferred stock ($27.0 million stated value) of MS Acquisition; (iv) 3.0 million shares of Common Stock of MS Acquisition, and (v) the assumption of approximately $12.0 million of debt of such former stockholders. The Combination has been accounted for as a reverse acquisition because the former owners of Sofedit own approximately 75% of the fully diluted outstanding Common Stock of MS Acquisition as a result of the Combination. For accounting purposes, Sofedit is considered to be the acquirer of, and predecessor of MS Acquisition.

As a result of the Combination being accounted for as a reverse acquisition, the financial statements included herein for December 31, 1997 and for the nine month period ended September 30, 1997 represent the historical information of Sofedit, as predecessor. The consolidated balance sheet at September 30, 1998 represents the consolidated financial position of Sofedit and MS Acquisition. The statements of operations and cash flows for the nine months ended September 30, 1998 represent the nine month financial data of Sofedit, plus six months of financial data of MS Acquisition (from April 1, 1998).

The following table sets forth, for the periods indicated, MS Acquisition's statement of operations expressed as a percentage of net sales. This table and subsequent discussions should be read in conjunction with the condensed consolidated financial statements and related notes thereto of MS Acquisition included elsewhere herein.

AS A PERCENTAGE OF NET SALES

                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         ------------------                   -----------------
                                                    SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                         1998             1997              1998              1997
                                                         ----             ----              ----              ----
Net sales                                                     100.0%           100.0%            100.0%           100.0%
Cost of sales                                                  93.4             91.0              90.3             87.8
                                                     --------------    -------------    --------------    -------------
Gross profit                                                    6.6              9.0               9.7             12.2
Selling, general and administrative expenses                    7.1              4.9               5.9              5.3
Research and development expenses                               1.8              2.1               1.5              1.7
Other non-recurring expenses                                    1.1              -                 0.8              0.6
                                                     --------------    -------------    --------------    -------------
Operating income (loss)                                        (3.4)             2.0               1.5              4.6
Interest expense, net                                           4.4              2.6               3.3              2.3
                                                     --------------    -------------    --------------    -------------
Income (loss) before income taxes                              (7.8)            (0.6)             (1.8)             2.3
Income tax provision (credit)                                  (3.5)            (1.2)             (0.8)             0.3
Share in net income of equity
investees and minority interests                               -                 -                 -                -
Losses in discontinued operations                              (1.1)            (1.6)             (0.7)            (0.9)
                                                     --------------    -------------    --------------    -------------
Net income (loss) before preferred stock dividends             (5.4)            (1.0)             (1.7)             1.1
                                                     ==============    =============    ==============    =============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

NET SALES: Net sales were $151.0 million, up from the $108.9 million for the three months ended September 30, 1997. Net sales in Europe were up 9% in the third quarter 1998 from 1997, or 5.8% excluding the effects of foreign exchange. The increase in European sales was due to both a general growth in the car market and to the launch of new products in 1997 which reach full production in 1998.

GROSS PROFIT: Gross profit was $10.0 million, or 6.6% of net sales, for the nine months ended September 30, 1998 compared to $9.8 million, or 9.0% of net sales, for the same period in 1997. The decrease in gross profit was due to higher launch costs and related manufacturing inefficiencies.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses for the nine months ended September 30,1998 were $10.7 million, or 7.1% of net sales, compared to $5.4 million, or 4.9% of net sales, for the same period in 1997. Increased costs were due to increased project team activity and the reinforcement of the current management structure.

INTEREST EXPENSE: Interest expense for the three months ended September 30, 1998 was $6.7 million, or 4.4% of net sales, compared to $2.8 million, or 2.6% of net sales in the same period in the prior year. The increase in interest expense is due principally to the Combination.

INCOME TAXES: The income tax credit for the three months ended September 30, 1998 was $5.3 million with an effective tax rate of 45.3% as compared to a credit of $1.4 million with an effective tax rate of 204.4% for the same period in the prior year. The change in the effective tax rate was due to a reduction in the French research & development tax credit.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

NET SALES: Net sales were $473.3 million, up from the $364.5 million for the nine months ended September 30, 1997. The increase in net sales is primarily attributable to the Combination with MS Acquisition, which had sales of $79.5 million for the six months since the date of Combination. The remaining increase of $29.3 million is due primarily to increased sales at Sofedit, partially offset by the negative effect of currency fluctuation.

GROSS PROFIT: Gross profit was $46.0 million, or 9.7% of net sales, for the nine months ended September 30, 1998 compared to $44.5 million, or 12.2% of net sales, for the same period in 1997. The gross profit decrease, as a percentage of sales, is due primarily to higher launch costs and related manufacturing inefficiencies.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses for the nine months ended September 30,1998 were $28.2 million, or 5.9% of net sales, compared to $19.4 million, or 5.3% of net sales, for the same period in 1997.

INTEREST EXPENSE: Interest expense for the nine months ended September 30, 1998 was $15.6 million, or 3.3% of net sales, compared to $8.2 million, or 2.3% of net sales in the same period in the prior year. The increase in interest expense is due principally to the Combination.

INCOME TAXES: The income tax credit for the nine months ended September 30, 1998 was $ 3.9 million with an effective tax rate of 46.5% as compared to a provision of $1.2 million with an effective tax rate of 14.7% for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

MS Acquisition's primary sources of liquidity are cash generated from operations and short-term and long-term debt, including the sale of receivables. MS Acquisition's principal use for these funds is to finance working capital needs, debt payments and planned maintenance and expansion activities. The Company's liquidity is affected by both the cyclical nature of its business and its level of net sales. The Company believes that operating cash flow and its line of bank credit will be sufficient to cover its short-term and long-term capital expenditures and debt payment obligations. Nevertheless, MS Acquisition's ability to meet these liquidity demands will depend upon future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond MS Acquisition's control.

FINANCIAL CONDITION

At September 30, 1998, MS Acquisition had available cash, cash equivalents and marketable securities totaling $22.0 million, compared to $11.6 million at December 31. At September 30, 1998, MS Acquisition had current assets of $324.3 million, compared to $358.6 million in current liabilities, giving it negative working capital of $34.3 million, compared to $8.5 million at December 31, 1997.

At September 30, 1998, MS Acquisition had $1.4 million available under its Amended and Restated Credit Agreement among Aetna, MS Acquisition, Aetna Holdings, Aetna Export Sales Co., Aetna Canada and NBD Bank (the "Senior Revolving Credit Facility"). Restricted cash of $10.7 million at September 30, 1998 represents cash held by Sofedit in a mutual fund until February 1999 to warranty an additional line of credit for Aetna Industries.

On September 30, 1998, short-term debt consisted of a line of credit of $11.7 million, promissary notes of $40.9 million, discount on the notes of $1.3 million, assumed debt of $12.0 million and notes payable of $47.9 million. Long-term debt consisted of Senior notes of $85.0 million, long-term bank loans of $66.1 million, leasing contracts of $34.2 million and junior debt of $8.6 million.

CASH FLOWS

Net cash provided by operating activities was $22.2 million compared to $26.2 million in the same period of the prior year. The principal reason for the decrease in cash provided by operating activities is attributable to lower net income, tooling inventory increases, partially offset by increased depreciation and amortization.

Net cash used for investing activities was $41.0 million and $19.1 million for the nine months ended September 30, 1998 and 1997, respectively. The change was due principally to increased capital expenditures.

Net cash provided by financing was $16.5 million compared to cash used of 5.7 million for the nine months ended September 30, 1998 and 1997 respectively. This change was principally due to an increase in line of credit borrowings in 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

EUROPEAN MONETARY UNION

Since substantial portions of MS Acquisition's activities are carried out in Europe, MS Acquisition is actively preparing for the introduction of a single European currency. After January 1, 1999, MS Acquisition will be required, upon the request of any party with which it transacts to use the euro as a currency of payment in its European commercial activities in certain financial transactions and in dealings with administrative bodies. On the basis of currently available information, MS Acquisition does not expect that expenses to be incurred in connection with the introduction of the euro as a currency of payment for MS Acquisition will have a material adverse effect on the results of operations or financial position of MS Acquisition.

YEAR 2000

MS Acquisition has conducted a review of its computer systems to identity those areas that may not be Year 2000 compliant and is developing a plan to resolve the issue. MS Acquisition believes that by modifying existing software and obtaining new releases of licensed software, the Year 2000 transition can be carried out without significant operational expenses or significant investments in computer systems improvements. On the basis of currently available information, MS Acquisition does not expect that expenses be incurred in connection with the continuing identification of systems which are not Year 2000 compliant and with their replacement or upgrade will have a material adverse impact on the results of operations or financial position of MS Acquisition. There can be, however, no assurances of the absence of any disruptions in MS Acquisition's own systems or those of its customers and suppliers. MS Acquisition considers that sufficient resources have been dedicated to address these issues in a timely manner.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 addresses the accounting for derivative instruments. This statement is not expected to have a material effect on MS Acquisition's financial position or results of operations.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP") 98-5), "Reporting on the Costs of Start-up Activities. This statement prescribes accounting treatment for start-up activities and is effective for fiscal years beginning after December 15, 1998. This statement is not expected to have a material effect on MS Acquisition's financial position or result of operations.

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosure about Pension and Other post-Retirement Benefits." SFAS 132 revises employers' disclosures about pension and other post-retirement benefit plans but does not change the measurement or recognition of those plans. This statement is not expected to have a material effect on MS Acquisition's financial position or results of operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FUTURE OPERATING RESULTS

With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties, including, but not limited to, factors related to the highly competitive nature of the automotive supplier industry and its sensitivity to changes in general economic conditions, the results of financing efforts and other factors discussed in Aetna's or MS Acquisition's filings with the Securities and Exchange Commission. Such factors could cause MS Acquisition's actual results during the remainder of 1998 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of Aetna or MS Acquisition. There can be no assurance that additional sources of financing will not be required during the next twelve months as a result of unanticipated cash demands or opportunities for expansion or acquisition, changes in growth strategy or adverse operating results. There can be no assurance that any additional funds required, whether within the next twelve months or thereafter, will be available to Aetna or MS Acquisition on satisfactory terms.

PART II. OTHER INFORMATION


ITEM 1.    NOT APPLICABLE

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
           On August 13, 1998, a former employee excercised an option to acquire 2,500 shares of MS Acquisition Series A-3 Common Stock for $1,875.

ITEM 3.    NOT APPLICABLE

ITEM 4.    NOT APPLICABLE

ITEM 5.    NOT APPLICABLE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

EXHIBIT NO.                      DESCRIPTION OF EXHIBITS



4.1 First Supplemental Indenture dated as of August 3, 1998 among Aetna Industries, Inc., MS Acquisition Corp., Aetna Holdings, Inc., Aetna Export Sales Corp., Aetna Manufacturing Canada Ltd. and Norwest Bank Minnesota National Association.

4.2 Second Amendment to Credit Agreement dated as of August 6, 1998 among Aetna Industries, Inc., the Guarantors party thereto, the lenders party thereto and NBD Bank

27.1     Financial Data Schedule for Aetna Industries, Inc. (EDGAR Filing Only)
27.2     Financial Data Schedule for MS Acquisition Corp. (EDGAR Filing Only)

(b)      Reports on Form 8-K

     (1) MS Acquisition Corp. Current Report on Form 8-K dated September 15, 1998 reporting Item 6 - Changes in registrant's certifying accountants

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

The signatory hereby acknowledges and adopts the typed form of his name in the electronic filing of this document with the Securities and Exchange Commission.

                                      Aetna Industries, Inc.


Date:  November 11, 1998              By:  s/ Harold A. Brown
                                          -------------------
                                      Harold A. Brown
                                      Secretary, Vice President, Finance
                                      and Chief Financial Officer

                                      MS Acquisition Corp.
Date: November 11, 1998
                                      By:  s/ Harold A. Brown
                                          -------------------
                                      Harold A. Brown
                                      Secretary, Vice President North America

EXHIBIT INDEX



Exhibit No.      Description of Exhibits


4.1 First Supplemental Indenture dated as of August 3, 1998 among Aetna Industries, Inc.; MS Acquisition Corp., Aetna Holdings, Inc., Aetna Export Sales Corp., Aetna Manufacturing Canada Ltd. and Norwest Bank Minnesota National Association.

4.2 Second Amendment to Credit Agreement dated as of August 6, 1998 among Aetna Industries, Inc., the Guarantors party thereto, the lenders party thereto and NBD Bank

27.1     Financial Data Schedule for Aetna Industries, Inc.

27.2     Financial Data Schedule for MS Acquisition Corp.